Form 10-Q
period 2014-09-30
California Resources Corp
filed 2014-10-31
CIK 1609253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-36478
_____________________
California Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-5670947 (I.R.S. Employer Identification No.)

10889 Wilshire Blvd. Los Angeles, California (Address of principal executive offices)	90024 (Zip Code)

(888) 848-4754
(Registrant’s telephone number, including area code)
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes   ☑ No*

*The registrant became subject to such requirements on October 16, 2014, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer☐   Accelerated Filer☐   Non-Accelerated Filer☑   Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☑ No

The registrant had 1,000 shares of common stock, $0.01 par value, outstanding as of October 30, 2014, all of which were owned by Occidental Petroleum Corporation.

California Resources Corporation and Subsidiaries

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Combined and Consolidated Condensed Balance Sheets
(in millions)

		Pro Forma
		Adjusted
	September 30,	September 30,	December 31,
	2014	2014	2013

CURRENT ASSETS

Cash and cash equivalents	$105	$105	$—
Trade receivables, net	441	441	30
Inventories	72	72	75
Other current assets	279	279	149
Total current assets	897	897	254

PROPERTY, PLANT AND EQUIPMENT	22,580	22,580	20,972
Accumulated depreciation, depletion and amortization	(7,855)	(7,855)	(6,964)
	14,725	14,725	14,008

OTHER ASSETS	35	35	35

TOTAL ASSETS	$15,657	$15,657	$14,297

CURRENT LIABILITIES

Accounts payable	$584	$584	$448
Accrued liabilities	268	268	241
Dividend payable to Occidental	—	6,000	—
Total current liabilities	852	6,852	689

DEFERRED INCOME TAXES	3,404	3,404	3,122

OTHER LONG-TERM LIABILITIES	532	532	497
	3,936	3,936	3,619
NET INVESTMENT

Net parent company investment	10,891	4,891	10,013
Accumulated other comprehensive income	(22)	(22)	(24)

Total net investment	10,869	4,869	9,989

TOTAL LIABILITIES AND NET INVESTMENT	$15,657	$15,657	$14,297

The accompanying notes are an integral part of these combined and consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Combined and Consolidated Condensed Statements of Income
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Oil and gas net sales to related parties	$421	$1,040	$2,560	$3,027
Oil and gas net sales to third parties	630	20	678	63
Other revenue	41	47	115	115
	1,092	1,107	3,353	3,205
COSTS AND OTHER DEDUCTIONS
Production costs	262	244	780	717
Selling, general and administrative expenses	87	73	243	212
Depreciation, depletion and amortization	304	288	886	853
Taxes other than on income	56	32	163	141
Exploration expense	25	41	71	81
Other expenses	39	37	109	106
	773	715	2,252	2,110

INCOME BEFORE INCOME TAXES	319	392	1,101	1,095
Provision for income taxes	(131)	(157)	(444)	(438)
NET INCOME	$188	$235	$657	$657

The accompanying notes are an integral part of these combined and consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Combined and Consolidated Condensed Statements of Comprehensive Income
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$188	$235	$657	$657
Other comprehensive income (loss) items:
Unrealized losses on derivatives (a)	—	(1)	(2)	(1)
Pension and postretirement gains (b)	—	1	1	3
Reclassification to income of realized losses (gains) on derivatives (c)	—	—	3	(1)
Other comprehensive income, net of tax	—	—	2	1
Comprehensive income	$188	$235	$659	$658

(a)	Net of tax of zero for each of the three months ended September 30, 2014 and 2013, and $1 and zero for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Net of tax of zero and $(1) for the three months ended September 30, 2014 and 2013, respectively, and zero and $(2) for the nine months ended September 30, 2014 and 2013.

(c)	Net of tax of zero for each of the three months ended September 30, 2014 and 2013, and $(2) and $1 for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of these combined and consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Combined and Consolidated Condensed Statements of Cash Flows
(in millions)

	Nine months ended September 30,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$657	$657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	886	853
Deferred income tax provision	262	197
Other noncash charges to income	22	42
Dry hole expenses	52	51
Changes in operating assets and liabilities, net	12	103
Net cash provided by operating activities	1,891	1,903

CASH FLOW FROM INVESTING ACTIVITIES
Capital expenditures	(1,569)	(1,180)
Acquisitions and other	(69)	(35)
Net cash used by investing activities	(1,638)	(1,215)

CASH FLOW FROM FINANCING ACTIVITIES
Distribution to Occidental, net	(148)	(688)
Net cash used by financing activities	(148)	(688)
Increase in cash and cash equivalents	105	—
Cash and cash equivalents—beginning of period	—	—
Cash and cash equivalents—end of period	$105	$—

Non-Cash Transactions:

Starting in August 2014, California Resources Corporation (CRC) began marketing its own products and collecting the resulting receivables instead of selling them through Occidental Petroleum Corporation's (Occidental) marketing subsidiaries. In August 2014, Occidental transferred to us the outstanding trade receivables of slightly over $400 million. Also in August 2014, liabilities and accruals being assumed by CRC as part of the spin-off, amounting to approximately $80 million, were transferred to us.

These non-cash transfers and the corresponding net contribution to us from Occidental were excluded from net cash provided by operating activities and cash flow from financing activities.

The accompanying notes are an integral part of these combined and consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
NOTES TO COMBINED AND CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2014

NOTE 1.    THE SPIN-OFF AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Separation and Spin-Off

On February 14, 2014, Occidental Petroleum Corporation (Occidental) announced that its board of directors had authorized management to pursue the spin-off of the California business, into a stand-alone, publicly traded company. On October 2, 2014 our board of directors and Occidental's board of directors each approved execution of the spin-off in accordance with a Separation and Distribution Agreement and several other agreements. In conjunction with the spin-off, Occidental received a private letter ruling from the Internal Revenue Service to the effect that based on certain facts, assumptions, representations, and understandings set forth in the ruling, certain aspects of the transactions that will be undertaken in preparation for, or in connection with, the spin-off will not cause the distribution to be taxable to Occidental or its affiliates. Occidental intends to distribute, on a pro rata basis, at least 80.1% of our common stock to the Occidental stockholders as of the record date for the spin-off. Upon completion of the spin-off, we will be an independent publicly traded company. The spin-off is, among other things, subject to the satisfaction or waiver by Occidental, in its sole discretion, of certain conditions to the spin-off. Each Occidental shareholder will receive 0.4 of a share of our stock for every one share of Occidental stock held at the close of business on the record date of November 17, 2014. Our registration statement on Form 10 describing the spin-off was declared effective by the U.S. Securities and Exchange Commission (SEC) on October 16, 2014.

We are an oil and gas exploration and production company operating properties exclusively within the State of California. Additionally, we gather, process and market oil and gas products, and produce and sell power. We were incorporated in Delaware as a wholly-owned subsidiary of Occidental on April 23, 2014. During September 2014, Occidental transferred to us certain material existing assets, operations and liabilities of the California business. Prior to the spin-off we will have distributed to Occidental approximately $6.0 billion, any cash on our balance sheet immediately prior to the spin-off and settled any outstanding loans with Occidental existing as of the date of the spin-off, generally from the debt proceeds discussed in Note 8.

Except when the context otherwise requires or where otherwise indicated, (1) all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries or the California business, (2) all references to the ‘‘California business’’ refer to Occidental’s California oil and gas exploration and production operations and related assets, liabilities and obligations, which we either have assumed or will assume in connection with the spin-off, and (3) all references to ‘‘Occidental’’ refer to Occidental Petroleum Corporation, our parent company, and its subsidiaries, other than us.

Basis of Presentation

The accompanying combined and consolidated condensed financial statements were prepared in connection with the spin-off and were derived from the consolidated financial statements and accounting records of Occidental. These combined and consolidated condensed financial statements reflect the historical results of operations, financial position and cash flows of the California business. We account for our share of oil and gas exploration and production ventures, in which we have a direct working interest, by reporting our proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on the balance sheets and statements of income and cash flows.

The combined and consolidated statements of income for periods prior to the spin-off include expense allocations for certain corporate functions and centrally-located activities historically performed by Occidental. These functions include executive oversight, accounting, treasury, tax, financial reporting, finance, internal audit, legal, risk management, information technology, government relations, public relations, investor relations, human resources, procurement, engineering, drilling, exploration, marketing, ethics and compliance, and certain other shared services. These allocations are based primarily on specific identification of time or activities associated with us, employee headcount or our relative size compared to Occidental. Our management believes the assumptions underlying the combined and consolidated condensed financial statements, including the assumptions regarding allocating expenses from Occidental, are reasonable. However, the financial statements may not include all of the actual expenses that would have been incurred, may include duplicative costs and may not reflect our combined and consolidated results of operations, financial position and cash flows had we operated as a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company prior to the spin-off would depend on multiple factors, including organizational structure and strategic and operating decisions. There may be some additional non-recurring costs of operating as a stand-alone company, which are not expected to be material.

The assets and liabilities in the combined and consolidated financial statements are presented on a historical cost basis. We have eliminated all of our significant intercompany transactions and accounts. We have historically participated in Occidental’s centralized treasury management program and not incurred any debt. Prior to September 2014, excess cash generated by our business was distributed to Occidental, and our cash needs were provided by Occidental, in the form of a contribution. Starting September 2014, we are no longer distributing our excess cash to Occidental and Occidental agreed to provide us a line of credit for our cash needs, through the spin-off, at an annual interest rate of 0.36%. As part of the spin-off, we expect to pay to Occidental any balance on the line of credit and any cash on our balance sheet immediately prior to the spin-off date. There was not any balance due to Occidental under the line of credit as of September 30, 2014.

In the opinion of our management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2014, and the statements of income, comprehensive income, and cash flows for the three and nine months ended September 30, 2014 and 2013, as applicable. The income and cash flows for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the income or cash flows you should expect for the full year.

Certain prior year amounts have been reclassified to conform to the 2014 presentation.

We have prepared this report pursuant to the rules and regulations of the SEC applicable to interim financial information, which permit omission of certain disclosures to the extent they have not changed materially since the latest annual financial statements. We believe our disclosures are adequate to make the information not misleading. You should read this Form 10-Q together with our annual financial statements for the year ended December 31, 2013, included in our registration statement on Form 10.

In a manner similar to initial public offerings, we have included the effect of dividends to be paid to Occidental prior to the spin-off without other spin-off effects in the Pro Forma Adjusted September 30, 2014 Combined and Consolidated Condensed Balance Sheet.

Share and Earnings Per Share Information

Immediately after the completion of the spin-off, we will issue and have outstanding no more than approximately 387 million shares in aggregate, or 0.4994 of a share of CRC stock for each Occidental share outstanding at the related record date. This estimate is based on approximately 775 million shares of Occidental common stock outstanding as of September 30, 2014, and assuming distribution of at least 80.1% of our common stock to shareholders of Occidental using a ratio of 0.4 of a share of CRC stock for each share of Occidental common stock. As a result, we expect to distribute approximately 310 million shares to Occidental shareholders, with the remaining outstanding shares to be retained by Occidental. The actual number of shares of our common stock to be distributed will be calculated on November 17, 2014, the record date. Occidental will dispose of the remaining up to 19.9% of CRC common stock within eighteen months following the spin-off.

The following table presents the calculation of pro forma basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013, based on the most recently available number of Occidental common shares outstanding, using the distribution mechanics described above:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2014	2013	2014	2013
Net income	$188	$235	$657	$657
Number of basic and diluted shares	387	387	387	387
Basic and diluted EPS	$0.49	$0.61	$1.70	$1.70

We estimate a de minimis impact from dilutive shares, including from any underlying share-based awards issued in connection with the replacement of outstanding Occidental share-based awards. However, the actual number of dilutive shares will not be determined until after the spin-off.

Capitalization

The following table sets forth (i) our historical capitalization as of September 30, 2014 and (ii) our pro forma adjusted capitalization assuming the incurrence of debt and the distributions to Occidental were effective as of September 30, 2014:

	September 30, 2014
	Historical	Pro Forma Adjusted
	(in millions)
Debt Outstanding
Long-term debt:
Revolving Credit Facility	$—	$65
Term Loan Facility	—	1,000
5% notes due 2020	—	1,000
5 1/2% notes due 2021	—	1,750
6% notes due 2024	—	2,250
Total Debt Outstanding	—	6,065

Net Investment / Stockholder's Equity
Common stock, par value $0.01	—	4
Additional paid-in capital	—	4,887
Net investment	10,891	—
Accumulated other comprehensive income (loss)	(22)	(22)
Net Investment / Stockholder's Equity	10,869	4,869
Total Capitalization	$10,869	$10,934

We expect to borrow an additional $300 million to $350 million under our revolving credit facility, including borrowings of approximately $200 million we expect to incur prior to the spin-off to repay Occidental for the acquisition of oil and gas properties and between $100 million and $150 million of borrowings that we expect to incur concurrently with, or shortly after, the spin-off to fund our working capital requirements as a stand-alone company. As of September 30, 2014, on a pro forma basis giving effect to the incurrence of debt, the spin-off, the $6 billion of distributions to Occidental and these additional $300 million to $350 million of borrowings, we expect to have the ability to incur from $1.585 billion to $1.635 billion of additional borrowings under our revolving credit facility.

NOTE 2.    INVENTORIES

Inventories as of September 30, 2014 and December 31, 2013, consisted of the following (in millions):

	2014	2013
Materials and supplies	$64	$73
Finished goods	8	2
Total	$72	$75

NOTE 3.    OTHER INFORMATION

Other current assets include amounts due from joint interest partners of approximately $137 million and $97 million at September 30, 2014 and December 31, 2013, respectively. Other long-term liabilities include asset retirement obligations of $380 million and $388 million at September 30, 2014 and December 31, 2013, respectively.

Other revenue and other expenses mainly comprise third party sales and the associated costs, respectively, of the portion of electricity generated by our power plant that is sold to third parties.

Acquisitions

In the third quarter of 2014, we entered into an agreement with a third-party seller to purchase oil and gas properties in the Ventura Basin for approximately $200 million. The acquisition closed during the fourth quarter of 2014.

NOTE 4.    DERIVATIVES

Objective & Strategy

We only occasionally hedge our oil and gas production, and, when we do so, the volumes are usually insignificant.

Cash-Flow Hedges

We entered into financial swap agreements in November 2012 for the sale of a portion of our natural gas production. These swap agreements hedged 50 MMcf of natural gas per day beginning in January 2013 and extending through March 2014 and qualified as cash-flow hedges. The weighted-average strike price of these swaps was $4.30. The gross and net fair values of these derivatives as of December 31, 2013 were not material, as determined using Level 2 inputs in the fair value hierarchy. There were no cash-flow hedges as of September 30, 2014.

The after-tax gains and losses recognized in, and reclassified to income from, Accumulated Other Comprehensive Income (AOCI) for derivative instruments classified as cash-flow hedges for the nine month periods ended September 30, 2014 and 2013, and the ending AOCI balances for each period were not material. The gains and losses reclassified to income were recognized in net sales, and the amount of the ineffective portion of cash-flow hedges was immaterial for the nine months ended September 30, 2014 and 2013.

There were no fair value hedges as of and during the three and nine month periods ended September 30, 2014 and 2013.

NOTE 5.    LAWSUITS, CLAIMS, CONTINGENCIES AND COMMITMENTS

We or certain of our subsidiaries are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at September 30, 2014 and December 31, 2013 were not material to our balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.

In connection with the spin-off, we will be required to indemnify Occidental for taxes incurred as a result of the failure of the spin-off or certain transactions undertaken in preparation for, or in connection with, the spin-off, to qualify as tax-free transactions under the relevant provisions of the Internal Revenue Code of 1986, as amended, to the extent caused by our breach of certain tax-related representations or covenants made in connection with the spin-off. We also have agreed to pay 50% of any taxes arising from the spin-off or related transactions to the extent that the tax is not attributable to the fault of either party. However, if we receive an increase in the tax basis of our depletable, depreciable or amortizable assets as a result of any such tax being imposed, we will pay to Occidental an amount equal to any reduction in our tax liability attributable to such basis increase at the time such reduction in tax liability arises. In addition, we and Occidental will indemnify each other in a manner principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of the remaining Occidental business with Occidental.

Our off-balance sheet contractual obligations as of September 30, 2014, increased by approximately $92 million, or 13% since December 31, 2013. This increase is largely to support our capital program, including to secure drilling rigs, services and transportation commitments.

NOTE 6.    RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans for the three- and nine-month periods ended September 30, 2014 and 2013 (in millions):

Three months ended September 30,	2014		2013
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$1	$1	$1	$1
Interest cost	1	—	1	—
Expected return on plan assets	(1)	—	(1)	—
Recognized actuarial loss	—	1	1	1
Total	$1	$2	$2	$2

Nine months ended September 30,	2014		2013
Net Periodic Benefit Costs	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
Service cost	$3	$3	$3	$3
Interest cost	3	2	3	2
Expected return on plan assets	(4)	—	(3)	—
Recognized actuarial loss	1	1	3	2
Total	$3	$6	$6	$7

We did not make any contributions in either of the three- month or nine-month periods ended September 30, 2014 and 2013, to our defined benefit pension plans.

NOTE 7.    RELATED-PARTY TRANSACTIONS

During the three- and nine-month periods ended September 30, 2014 and 2013, we entered into the following related-party transactions (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$421	$1,040	$2,560	$3,027
Allocated costs for services provided by affiliates	$43	$33	$120	$100
Purchases	$45	$43	$165	$129

Through July 2014, substantially all of our products were sold to Occidental’s marketing subsidiaries at market prices and were settled at the time of sale to those entities. Beginning August 2014, we started marketing our own products directly to third parties.

The statements of income include expense allocations for certain corporate functions and centrally-located activities historically performed by Occidental. These functions include executive oversight, accounting, treasury, tax, financial reporting, finance, internal audit, legal, risk management, information technology, government relations, public relations, investor relations, human resources, procurement, engineering, drilling, exploration, marketing, ethics and compliance, and certain other shared services. Charges from Occidental for these services are reflected in selling, general and administrative expenses.

Purchases from related parties reflect products purchased at market prices from Occidental’s subsidiaries and are used in our operations. These purchases are included in production costs. There are no significant related party receivable or payable balances at September 30, 2014 and 2013.

Starting September 2014, Occidental agreed to provide us a line of credit for our cash needs, through the spin-off, at an annual interest rate of 0.36%. As part of the spin-off, we expect to pay to Occidental any balance on the line of credit and any cash on our balance sheet immediately prior to the spin-off date. There was not any balance due to Occidental under the line of credit as of September 30, 2014.

NOTE 8.     DEBT

Senior Notes
On October 1, 2014, we issued $5.00 billion in aggregate principal amount of our senior notes, including $1.00 billion of 5% senior notes due January 15, 2020 (the 2020 notes), $1.75 billion of 5 1/2% senior notes due September 15, 2021 (the 2021 notes) and $2.25 billion of 6% senior notes due November 15, 2024 (the "2024 notes" and together with the 2020 notes and the 2021 notes, the ‘‘notes’’), in a private placement. The notes were issued at par and initially are fully and unconditionally guaranteed on a senior unsecured basis by all of our material subsidiaries. We used the net proceeds from the private placement to make a $4.95 billion cash distribution to Occidental in October 2014.

We will pay interest on the 2020 notes semi-annually in cash in arrears on January 15 and July 15 of each year, beginning on July 15, 2015. We will pay interest on the 2021 notes semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2015. We will pay interest on the 2024 notes semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on May 15, 2015.

In connection with the private placement of the notes, we granted the initial purchasers certain registration rights under a registration rights agreement. The indenture governing the notes also provides for special mandatory redemption if Occidental does not complete the spin-off on or prior to January 31, 2015, at a redemption price equal to the issue price plus accrued and unpaid interest.

Credit Facilities
On September 24, 2014, we entered into a credit agreement with a syndicate of lenders (the Credit Agreement), providing for (i) a senior term loan facility (the Term Loan Facility) and (ii) a senior revolving loan facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities

mature on the fifth anniversary of the date the initial aggregate commitment under the Term Loan is funded and the commitments under the Revolving Facility become available for borrowings (the Funding Date). Any borrowings under these facilities will be subject to certain customary conditions.

The aggregate initial commitments of the lenders under the Revolving Credit Facility are $2.0 billion and under the Term Loan Facility are $1.0 billion. The Revolving Credit Facility includes a sub-limit of $400 million for the issuance of letters of credit. We expect the Funding Date to occur prior to the spin-off. We will be required to repay the Term Loan Facility in equal quarterly installments equal to 2.5% (10.00% per annum) of the principal amount of the Term Loan Facility beginning on March 31, 2016. We intend to use proceeds from the Credit Facilities to make a $1.05 billion distribution to Occidental prior to the spin-off, settle any outstanding loans with Occidental as of the date of the spin-off and fund any working capital needs.

If the spin-off is not consummated by January 31, 2015 and within five business days after the Funding Date, the Credit Facilities will automatically terminate and all amounts thereunder will become due and payable.

Borrowings under the Credit Facilities will bear interest at either a LIBOR rate or an alternate base rate (equal to the greatest of (i) the administrative agent’s prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds effective rate plus 0.50%), at our election, in each case plus an applicable margin. This applicable margin is based on our most recent leverage ratio and will vary from (a) in the case of LIBOR loans, 1.50% to 2.25% and (b) in the case of alternate base rate loans, from 0.50% to 1.25%. The unused portion of the Revolving Credit Facility is subject to commitment fees ranging from 0.30% to 0.50% per annum.

All obligations under the Credit Facilities initially will be guaranteed jointly and severally by all of our wholly-owned material subsidiaries, and will be unsecured while we maintain our credit ratings at the minimum levels defined in the Credit Agreement. The assets and liabilities of subsidiaries not guaranteeing the debt are de minimis.

The Credit Agreement will also require us to maintain the following financial covenants evidenced as of the last day of each fiscal quarter: (a) a leverage ratio of no more than 4.50 to 1.00 and (b) an interest expense ratio of no less than 2.50 to 1.00.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the unaudited combined and consolidated condensed financial statements and accompanying footnotes included under Item 1 and the audited combined financial statements and accompanying footnotes in our registration statement on Form 10, which was declared effective by the U.S. Securities and Exchange Commission on October 16, 2014 (Form 10).

Except when the context otherwise requires or where otherwise indicated, (1) all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries or the California business, (2) all references to the ‘‘California business’’ refer to Occidental’s California oil and gas exploration and production operations and related assets, liabilities and obligations, which we either have assumed or will assume in connection with the spin-off, and (3) all references to ‘‘Occidental’’ refer to Occidental Petroleum Corporation, our parent company, and its subsidiaries, other than us.

The Separation and Spin-off

On February 14, 2014, Occidental Petroleum Corporation (Occidental) announced that its board of directors had authorized management to pursue the spin-off of the California business into a stand-alone, publicly traded company. As approved on October 2, 2014 by our board of directors and Occidental's board of directors, the spin-off is being executed in accordance with a Separation and Distribution Agreement between us and Occidental. In conjunction with the spin-off, Occidental received a private letter ruling from the Internal Revenue Service to the effect that based on certain facts, assumptions, representations, and understandings set forth in the ruling, certain aspects of the transactions that will be undertaken in preparation for, or in connection with, the spin-off will not cause the distribution to be taxable to Occidental or its affiliates. Occidental intends to distribute, on a pro rata basis, at least 80.1% of our common stock to the Occidental stockholders as of the record date for the spin-off. Upon completion of the spin-off, we will be an independent publicly traded company. The spin-off is, among other things, subject to the satisfaction or waiver by Occidental, in its sole discretion, of certain conditions to the spin-off. Each Occidental shareholder will receive 0.4 of a share of our stock for every one share of Occidental stock held at the close of business on the record date of November 17, 2014.

We are an oil and gas exploration and production company operating properties exclusively within the State of California. Additionally, we gather, process and market oil and gas products, and produce and sell power. We were incorporated in Delaware as a wholly-owned subsidiary of Occidental on April 23, 2014. During September 2014, Occidental transferred to us certain material existing assets, operations and liabilities of the California business. Prior to the spin-off we will have distributed to Occidental approximately $6.0 billion, any cash on our balance sheet immediately prior to the spin-off and settled any outstanding loans with Occidental existing as of the date of the spin-off, generally from the debt proceeds discussed in "Liquidity and Capital Resources".

Basis of Presentation and Certain Factors Affecting Comparability

The accompanying combined and consolidated condensed financial statements were prepared in connection with the spin-off and were derived from the consolidated financial statements and accounting records of Occidental. These combined and consolidated condensed financial statements reflect the historical results of operations, financial position and cash flows of the California business. We account for our share of oil and gas exploration and production ventures, in which we have a direct working interest, by reporting our proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on the balance sheets and statements of income and cash flows.

The combined and consolidated statements of income for periods prior to the spin-off include expense allocations for certain corporate functions and centrally-located activities historically performed by Occidental. These functions include executive oversight, accounting, treasury, tax, financial reporting, finance, internal audit, legal, risk management, information technology, government relations, public relations, investor relations, human resources, procurement, engineering, drilling, exploration, marketing, ethics and compliance, and certain other shared services. These allocations are based primarily on specific identification of time or activities associated with us, employee headcount or our relative size compared to Occidental. Our management believes the assumptions underlying the combined and consolidated condensed financial statements, including the assumptions regarding allocating expenses from Occidental, are reasonable. However, the financial statements may not include all of the actual expenses that would have been incurred, may include duplicative costs and may not reflect our combined and consolidated results of operations, financial position and cash flows had we operated as a stand-alone public company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company prior to the spin-off would depend on multiple factors, including organizational structure and strategic and operating decisions. There may be some additional non-recurring costs of operating as a stand-alone company, which are not expected to be material.

We have historically participated in Occidental’s centralized treasury management program and not incurred any debt. Prior to September 2014, excess cash generated by our business was distributed to Occidental, and likewise our cash needs were provided by Occidental, in the form of a contribution. Starting September 2014, we are no longer distributing our excess cash to Occidental and Occidental agreed to provide us a line of credit for our cash needs, through the spin-off, at an annual interest rate of 0.36%. As part of the spin-off, we expect to pay to Occidental any balance on the line of credit and any cash on our balance sheet immediately prior to the spin-off date. There was not any balance due to Occidental under the line of credit as of September 30, 2014.

With the recent deterioration of oil prices, we expect our fourth quarter 2014 income to be significantly lower than our third quarter 2014 income. In addition, we will incur interest expense in the fourth quarter due to our new indebtedness.

Business Environment and Industry Outlook

Our operating results and those of the oil and gas industry as a whole are heavily influenced by commodity prices. Oil and gas prices and differentials may fluctuate significantly, generally as a result of changes in supply and demand and other market-related uncertainties. These and other factors make it impossible to predict realized prices reliably. We respond to economic conditions primarily by adjusting our capital expenditures to be in line with current economic conditions, including adjusting the size and allocation of our capital program. We have only occasionally hedged our commodity price risk and do not expect to have a significant hedging program in the future. We sell all of our crude oil into California markets, which typically reflect international waterborne-based prices because the structural energy deficit in the State results in most of its oil being imported. Over the last several years. these prices have exceeded and continue to exceed WTI-based prices for comparable grades. Our realized crude oil prices decreased in the third quarter 2014 compared with the prior year quarter, reflecting a decline in the benchmarks as well as widening differentials. The following table presents the average daily WTI, Brent and NYMEX gas prices for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
WTI oil ($/Bbl)	$97.17	$105.83	$99.61	$98.14
Brent oil ($/Bbl)	$103.39	$109.71	$107.02	$108.57
NYMEX gas ($/Mcf)	$4.17	$3.62	$4.46	$3.66

Oil prices and differentials will continue to be affected by (i) global supply and demand, which are generally a function of global economic conditions, inventory levels, threatened or actual production or refining disruptions, the effects of conservation, technological advances, regional market conditions and the actions of OPEC, other significant producers and governments; (ii) transportation capacity and cost in producing areas; (iii) currency exchange rates; and (iv) the effect of changes in these variables on market perceptions.

Prices and differentials for natural gas liquids (NGLs) are related to the supply and demand for the components of products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by gas prices as well as the demand for certain chemical products for which they are used as feedstock. In addition, infrastructure constraints magnify the pricing volatility.

Gas prices and differentials are strongly affected by local supply and demand fundamentals, as well as availability of transportation capacity from producing areas.

Our earnings are also affected by the performance of our processing and power generation assets. We process our wet gas to extract NGLs and other gas byproducts, and deliver dry gas to pipelines and sell NGLs. The efficiency with which we extract liquids from the wet gas stream affects our operating results. In addition, a portion of the power produced by our Elk Hills power plant is used for certain of our operations while a majority of the output is sold to third parties.

Seasonality

Seasonality is not a primary driver of changes in our quarterly earnings during the year.

Operations

We conduct our operations through fee interests, land leases and other contractual arrangements. We believe we are the largest private oil and natural gas mineral acreage holder in California, with interests in approximately 2.3 million net acres, approximately 60% of which we hold in fee. Our oil and gas leases have a primary term ranging from one to ten years, which is extended through the end of production once it commences. We also own a network of strategically placed infrastructure assets, including gas plants, oil and gas gathering systems, a power plant and other related assets to maximize the value generated from our production.

Our share of production and reserves from operations in Long Beach, California are subject to contractual arrangements similar to production-sharing contracts and are in effect through the economic life of the assets. Under such contracts, we record a share of production and reserves to recover all capital and production costs and an additional share for profit. These contractual arrangements obligate us to fund all capital and production costs. The contracts do not differentiate between capital and production costs. In accordance with the terms of these contracts, our portion of the production represents volumes: (1) to recover our partners’ share of capital and production costs we incur on their behalf and all costs associated with contractually defined base production, (2) for our defined share of base production and (3) for our defined share of production in excess of base production for each period. We recover our share of capital and production costs, and generate returns, through our defined share of production from base and incremental production in (2) and (3) above. These contracts do not transfer any right of ownership to us and reserves reported from these arrangements are based on our economic interest as defined in the contracts. Our share of production and reserves from these contracts decreases when product prices rise and increases when prices decline. Overall, our net economic benefit from these contracts is greater when product prices are higher.

Quarterly and Nine-Month Results

Net income was $188 million for the third quarter of 2014, compared with $235 million for the third quarter of 2013. The current quarter reflects higher oil volumes and higher realized gas prices offset by lower realized oil prices and increased production costs. Our realized crude oil prices decreased ten percent in the current quarter compared with the same period of 2013, reflecting a decline in the benchmarks as well as widening differentials. Excluding increases due to higher volumes, production costs increased on a dollar per barrel of oil equivalent (BOE) basis almost entirely due to higher costs for natural gas used in our steam flood operations and other higher energy costs.

Net income for the first nine months of 2014 was unchanged from the same period of 2013 at $657 million. During the current period, higher oil production and higher realized natural gas and NGL prices were offset by lower realized oil prices and increased production costs, depletion rates, taxes other than on income and selling, general and administrative costs. Nine-month production costs increased due to higher natural gas and other energy costs.

The following table sets forth our average production volumes of oil, NGLs and natural gas per day for the three- and nine-month periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Oil (MBbl/d)
San Joaquin Basin	65	58	63	57
Los Angeles Basin	29	25	28	25
Ventura Basin	6	6	6	6
Sacramento Basin	—	—	—	—
Total	100	89	97	88

NGLs (MBbl/d)
San Joaquin Basin	18	20	18	20
Los Angeles Basin	—	—	—	—
Ventura Basin	1	1	1	1
Sacramento Basin	—	—	—	—
Total	19	21	19	21

Natural gas (MMcf/d)
San Joaquin Basin	182	180	179	182
Los Angeles Basin	2	2	1	2
Ventura Basin	9	13	11	13
Sacramento Basin	56	65	55	64
Total	249	260	246	261

Total Production (MBoe/d) (a)	160	153	157	153
_________________________

Note:	MBbl/d refers to thousands of barrels per day; MMcf/d refers to millions of cubic feet per day; MBoe/d refers to thousands of barrels of oil equivalent per day.

(a)
Natural gas volumes have been converted to Boe based on energy content of six Mcf of gas to one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the three months ended September 30, 2014, the average prices of Brent oil and NYMEX natural gas were $103.39 per barrel and $4.17 per Mcf, respectively, resulting in an oil-to-gas ratio of approximately 25 to 1.

Daily oil and gas production volumes averaged 160,000 BOE in the third quarter of 2014, compared with 153,000 BOE in the third quarter of 2013. Average oil production increased 11,000 barrels per day, or by 12%, from 89,000 barrels per day in 2013 to 100,000 barrels per day in 2014, reflecting our focus on high margin oil drilling. NGL and natural gas production decreased by 2,000 barrels and 11 MMcf per day, respectively.

For the first nine months of 2014, daily oil and gas production volumes averaged 157,000 BOE, compared with 153,000 BOE in the first nine months of 2013. Average oil production increased 10%, or 9,000 barrels per day, from 88,000 barrels per day in 2013 to 97,000 barrels per day in 2014. NGL and natural gas production decreased by 2,000 barrels and 15 MMcf per day, respectively.

The following table sets forth the average realized prices for our products:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Oil Prices ($ per Bbl)	$96.27	$107.20	$100.94	$105.89
NGLs Prices ($ per Bbl)	$47.20	$48.46	$52.26	$48.09
Gas Prices ($ per Mcf)	$4.24	$3.61	$4.53	$3.75

The following table presents our average realized prices as a percentage of WTI, Brent and NYMEX for the three-and nine-month periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
WTI oil	99%	101%	101%	108%
Brent oil	93%	98%	94%	98%
NYMEX gas	102%	100%	102%	102%

Balance Sheet Analysis

	September 30,	December 31,
	2014	2013
	(in millions)

Cash and cash equivalents	$105	$—
Trade receivables, net	$441	$30
Inventories	$72	$75
Other current assets	$279	$149
Property, plant and equipment, net	$14,725	$14,008
Other assets	$35	$35

Accounts payable	$584	$448
Accrued liabilities	$268	$241
Deferred income taxes	$3,404	$3,122
Other long-term liabilities	$532	$497
Total net investment	$10,869	$9,989

See "Liquidity and Capital Resources" for discussion of changes in our cash and cash equivalents.

Beginning August 2014, we started marketing our own products directly to third parties. In the same month, Occidental transferred related receivable balances to us, resulting in the increase in trade receivables, net. The increase in other current assets was mainly due to increases in joint interest receivables and the transfer of California greenhouse gas emissions allowances from Occidental, as they relate to our operations. The increase in property, plant and equipment, net, reflected capital expenditures of approximately $1.6 billion, partially offset by depreciation, depletion and amortization (DD&A).

The increase in accounts payable reflected higher capital and production costs and the timing of payments at year-end 2013, compared to the end of the third quarter of 2014. The increase in deferred income taxes was due to accelerated tax depreciation of the capital expenditures in the first nine months of 2014. The increase in other long-term liabilities was mostly due to the transfer of employee related liabilities from Occidental. The increase in total net investment reflected net income for the first nine months of 2014, offset by distributions to Occidental during the period.

Income Statement Analysis

The following table presents the results of our operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in millions)
Oil and gas net sales (including related parties)	$1,051	$1,060	$3,238	$3,090
Other revenue	41	47	115	115
Production costs	(262)	(244)	(780)	(717)
Selling, general and administrative expenses	(87)	(73)	(243)	(212)
Depreciation, depletion and amortization	(304)	(288)	(886)	(853)
Taxes other than on income	(56)	(32)	(163)	(141)
Exploration expense	(25)	(41)	(71)	(81)
Other expenses	(39)	(37)	(109)	(106)
Provision for income taxes	(131)	(157)	(444)	(438)
Net income	$188	$235	$657	$657

EBITDAX(1)	$648	$721	$2,058	$2,029

Effective tax rate	41%	40%	40%	40%
________________________
(1) We define EBITDAX as earnings before interest expense; income taxes; depreciation, depletion and amortization; and exploration expense. Our management believes EBITDAX provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry and investment community. The amounts included in the calculation of EBITDAX were computed in accordance with generally accepted accounting principles (GAAP). This measure is provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP, and should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP.

The following table presents a reconciliation of the non-GAAP financial measure of EBITDAX to the GAAP financial measure of net income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$188	$235	$657	$657
Provision for income taxes	131	157	444	438
Depreciation, depletion and amortization	304	288	886	853
Exploration expense	25	41	71	81
EBITDAX	$648	$721	$2,058	$2,029

The following represents key metrics of our oil and gas operations, excluding certain corporate items, on a per BOE basis for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Production costs	$17.74	$17.25	$18.21	$17.19
Selling, general and administrative expenses	$4.54	$3.68	$4.46	$3.64
Depreciation, depletion and amortization	$20.31	$20.08	$20.42	$20.18
Taxes other than on income	$3.59	$1.98	$3.57	$3.12

Three Months Ended September 30, 2014 vs. September 30, 2013

Net sales decreased 1%, or $9 million, for the three months ended September 30, 2014, compared to the same period of 2013, mainly due to an $88 million impact from lower realized oil prices and a $23 million impact from lower natural gas volumes. The decrease was partially offset by $97 million from higher oil volumes and $15 million from higher realized prices for natural gas.

Other revenue for the three months ended September 30, 2014, was comparable to the same period of 2013.

Production costs for the three months ended September 30, 2014 increased 7%, or $18 million, compared to the same period of 2013. Excluding increases in production costs resulting from higher volumes, the increase from the third quarter 2013 was almost entirely due to higher costs for natural gas used in our steam flood operations and other higher energy costs.

Selling, general and administrative expenses increased 19%, or $14 million, for the three months ended September 30, 2014, compared to the same period of 2013, mostly due to higher employee related costs.

DD&A expense increased 6%, or $16 million, for the three months ended September 30, 2014, compared to the same period of 2013. Of this increase, $8 million was attributable to higher volumes and $8 million was due to an increase in the DD&A rate, which was the result of additional capital investments.

Taxes other than on income increased 75%, or $24 million for the three months ended September 30, 2014, compared to the same period of 2013, due to a property tax refund obtained in 2013 for prior years, which lowered last year's property tax expense.

Exploration expense decreased 39%, or $16 million, for the three months ended September 30, 2014, compared to the same period of 2013, due to lower dry hole expenses and less seismic survey activity.

Other expenses for the three months ended September 30, 2014, were comparable to the same period of 2013.

Provision for income taxes decreased 17%, or $26 million, due to the effect of lower pre-tax income of $73 million and a slight increase in the effective tax rate.

Nine Months Ended September 30, 2014 vs. September 30, 2013

Net sales increased 5%, or $148 million, for the nine months ended September 30, 2014, compared to the same period of 2013. Of this increase, $243 million was attributable to higher oil volumes, $55 million was attributable to higher realized prices for natural gas and $21 million was attributable to higher realized NGL prices. These increases were partially offset by $111 million of lower realized oil prices, $39 million of lower natural gas volumes and $28 million of lower NGL volumes.

Other revenue for the nine months ended September 30, 2014, was comparable to the same period of 2013.

Production costs for the nine months ended September 30, 2014 increased 9%, or $63 million, compared to the same period of 2013. Excluding increases in production costs resulting from higher volumes, the increase over 2013 was almost entirely due to higher prices for natural gas used in our steam flood operations and other higher energy costs.

Selling, general and administrative expenses increased 15%, or $31 million, for the nine months ended September 30, 2014, compared to the same period of 2013, mostly due to higher employee related costs.

DD&A expense increased 4%, or $33 million, for the nine months ended September 30, 2014, compared to the same period of 2013. Of this increase, $11 million was attributable to higher volumes and $22 million was due to an increase in the DD&A rate, which was the result of additional capital investments.

Taxes other than on income increased 16%, or $22 million, for the nine months ended September 30, 2014, compared to the same period of 2013, due to a property tax refund obtained in 2013 for prior years, which lowered last year's property tax expense.

Exploration expense decreased 12%, or $10 million, for the nine months ended September 30, 2014, compared to the same period of 2013, due to less seismic survey activity.

Other expenses for the nine months ended September 30, 2014, were comparable to the same period of 2013.

Provision for income taxes increased 1%, or $6 million, due to the effect of higher pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources to fund our capital programs have historically been cash flows from operations. In the past, we have distributed our cash flows in excess of our capital expenditures to Occidental. However, we have occasionally required funding from Occidental to execute large acquisitions. Following the spin-off we will not receive any capital contributions from Occidental. We have historically participated in Occidental’s centralized treasury management program and not incurred any debt. Prior to September 2014, excess cash generated by our business was distributed to Occidental, and our cash needs were provided by Occidental, in the form of a contribution. Starting September 2014, we are no longer distributing our excess cash to Occidental and Occidental agreed to provide us a line of credit for our cash needs, through the spin-off, at an annual interest rate of 0.36%. As part of the spin-off, we expect to repay to Occidental any balance on the line of credit and any cash on our balance sheet immediately prior to the spin-off date. We expect our needs for capital expenditures and acquisitions for at least the next twelve months will be met by cash generated from operations, and borrowings when necessary. Operating cash flows are largely dependent on oil and gas prices, sales volumes and costs.

On October 1, 2014, we issued $5.00 billion in aggregate principal amount of our senior notes, including $1.00 billion of 5% senior notes due January 15, 2020 (the 2020 notes), $1.75 billion of 5 1/2% senior notes due September 15, 2021 (the 2021 notes) and $2.25 billion of 6% senior notes due November 15, 2024 (the "2024 notes" and together with the 2020 notes and the 2021 notes, the ‘‘notes’’), in a private placement. The notes were issued at par and initially are fully and unconditionally guaranteed on a senior unsecured basis by all of our material subsidiaries. We used the net proceeds from the private placement to make a $4.95 billion cash distribution to Occidental in October 2014.

We will pay interest on the 2020 notes semi-annually in cash in arrears on January 15 and July 15 of each year, beginning on July 15, 2015. We will pay interest on the 2021 notes semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2015. We will pay interest on the 2024 notes semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on May 15, 2015.

In connection with the private placement of the notes, we granted the initial purchasers certain registration rights under a registration rights agreement. The indenture governing the notes also provides for special mandatory redemption if Occidental does not complete the spin-off on or prior to January 31, 2015, at a redemption price equal to the issue price plus accrued and unpaid interest.

On September 24, 2014, we entered into a credit agreement with a syndicate of lenders (the Credit Agreement), providing for (i) a senior term loan facility (the Term Loan Facility) and (ii) a senior revolving loan facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). The Credit Facilities

mature on the fifth anniversary of the date the initial aggregate commitment under the Term Loan is funded and the commitments under the Revolving Facility become available for borrowings (the Funding Date). Any borrowings under these facilities will be subject to certain customary conditions.

The aggregate initial commitments of the lenders under the Revolving Credit Facility are $2.0 billion and under the Term Loan Facility are $1.0 billion. The Revolving Credit Facility includes a sub-limit of $400 million for the issuance of letters of credit. We expect the Funding Date to occur prior to the spin-off. We will be required to repay the Term Loan Facility in equal quarterly installments equal to 2.5% (10.00% per annum) of the principal amount of the Term Loan Facility beginning on March 31, 2016. We intend to use proceeds from the Credit Facilities to make a $1.05 billion distribution to Occidental prior to the spin-off, repay Occidental for the acquisition of oil and gas properties of approximately $200 million and fund any working capital needs (expected to be approximately $100 to $150 million). At the spin-off, we expect to have the ability to incur from $1.585 billion to $1.635 billion of additional borrowings under out Revolving Credit Facility.

If the spin-off is not consummated by January 31, 2015 and within five business days after the Funding Date, the Credit Facilities will automatically terminate and all amounts thereunder will become due and payable.

Borrowings under the Credit Facilities will bear interest at either a LIBOR rate or an alternate base rate (equal to the greatest of (i) the administrative agent’s prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds effective rate plus 0.50%), at our election, in each case plus an applicable margin. This applicable margin is based on our most recent leverage ratio and will vary from (a) in the case of LIBOR loans, 1.50% to 2.25% and (b) in the case of alternate base rate loans, from 0.50% to 1.25%. The unused portion of the Revolving Credit Facility is subject to commitment fees ranging from 0.30% to 0.50% per annum.

All obligations under the Credit Facilities initially will be guaranteed jointly and severally by all of our wholly-owned material subsidiaries, and will be unsecured while we maintain our credit ratings at the minimum levels defined in the Credit Agreement. The assets and liabilities of subsidiaries not guaranteeing the debt are de minimis.

The Credit Agreement will also require us to maintain the following financial covenants evidenced as of the last day of each fiscal quarter: (a) a leverage ratio of no more than 4.50 to 1.00 and (b) an interest expense ratio of no less than 2.50 to 1.00.

Cash Flow Analysis

	Nine months ended September 30,
	2014	2013
	(in millions)
Net cash flows provided by operating activities	$1,891	$1,903
Net cash flows used in investing activities	$(1,638)	$(1,215)
Net cash flows used in financing activities	$(148)	$(688)
EBITDAX (1)	$2,058	$2,029
_______________________________
(1) We define EBITDAX as earnings before interest expense; income taxes; depreciation, depletion and amortization; and exploration expense. Our management believes EBITDAX provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry and investment community. The amounts included in the calculation of EBITDAX were computed in accordance with GAAP. This measure is provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP, and should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP.

The following table sets forth a reconciliation of the non-GAAP financial measure of EBITDAX to the GAAP measure of net cash provided by operating activities:

	Nine months ended September 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	$1,891	$1,903
Cash income taxes	182	241
Cash exploration expenses	19	30
Changes in operating assets and liabilities	(12)	(103)
Other, net	(22)	(42)
EBITDAX	$2,058	$2,029

Our net cash provided by operating activities decreased by $12 million from $1,903 million in 2013 to $1,891 million in 2014. The lower operating cash flow reflected a $91 million smaller increase in working capital and lower other non-cash charges of $20 million, partially offset by higher deferred taxes of $65 million and DD&A of $33 million.

Our cash flow used in investing activities increased by $423 million for the nine months ended September 30, 2014 to $1,638 million, compared to the same period of 2013. The increase mainly consisted of approximately $400 million of higher capital expenditures for development and exploration activities, consistent with our strategy of increasing our focus on oil drilling.

Our cash flow used in financing activities decreased by $540 million for the nine months ended September 30, 2014, compared to the same period of 2013, reflecting lower excess cash distributed to Occidental.

Acquisitions

In the third quarter of 2014, we entered into an agreement with a third-party seller to purchase oil and gas properties in the Ventura Basin for approximately $200 million. The acquisition closed during the fourth quarter of 2014.

Portfolio Management and 2014 Capital Expenditures

We develop our capital programs by prioritizing rates of return and balancing the short- and long-term growth potential of each of our assets. The diversity of our portfolio allows us to generate attractive investment opportunities in a variety of operating and commodity price environments. We regularly monitor internal performance and external factors and adjust our capital program with the objective of achieving the highest total returns on our portfolio of drilling opportunities.

We have a 2014 capital expenditure budget of $2.1 billion for projects targeting investments in the San Joaquin, Los Angeles and Ventura basins, as compared to $1.7 billion in 2013. Virtually all of our 2014 capital budget is being directed towards oil-weighted production consistent with 2013. Of the total 2014 capital budget, approximately $1.4 billion is allocated to well drilling and completions, $200 million to workovers, $180 million to surface support equipment to handle higher production, $100 million to additional steam generation capacity expansion, $95 million to exploration and the rest to maintenance capital, health, safety and environmental projects and other items.

The table below sets forth the actual 2014 capital expenditures through September 30, 2014 (in millions):

	Conventional			Unconventional	Other	Total Capital Expenditures through September 30, 2014
	Primary	Waterflood	Steamflood	Primary
Basin:
San Joaquin	$198	$84	$303	$442	$—	$1,027
Los Angeles	2	354	—	—	—	356
Ventura	70	12	6	1	—	89
Sacramento	12	—	—	—	—	12
Basin Total	282	450	309	443	—	1,484
Exploration and Other	—	—	—	—	85	85
Total	$282	$450	$309	$443	$85	$1,569

Lawsuits, Claims, Contingencies and Commitments

We, or certain of our subsidiaries, are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief. We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at September 30, 2014 and December 31, 2013 were not material to our balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.

In connection with the spin-off, we will be required to indemnify Occidental for taxes incurred as a result of the failure of the spin-off or certain transactions undertaken in preparation for, or in connection with, the spin-off, to qualify as tax-free transactions under the relevant provisions of the Internal Revenue Code of 1986, as amended, to the extent caused by our breach of certain tax-related representations or covenants made in connection with the spin-off. We also have agreed to pay 50% of any taxes arising from the spin-off or related transactions to the extent that the tax is not attributable to the fault of either party. However, if we receive an increase in the tax basis of our depletable, depreciable or amortizable assets as a result of any such tax being imposed, we will pay to Occidental an amount equal to any reduction in our tax liability attributable to such basis increase at the time such reduction in tax liability arises. In addition, we and Occidental will indemnify each other in a manner principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of the remaining Occidental business with Occidental.

Our off-balance sheet contractual obligations as of September 30, 2014 increased by approximately $92 million, or 13% since December 31, 2013. This increase is largely to support our capital program, including to secure drilling rigs, services and transportation commitments.

Significant Accounting and Disclosure Changes

We have not made any significant accounting and disclosure changes in the three- and nine-month periods ended September 30, 2014.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

The information in this report includes "forward-looking statements." The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf. You can typically identify "forward-looking statements" by the use of forward-looking words such as "aim," "anticipate," "believe," "budget," "continue,"

"could," "effort," "estimate," "expect," "forecast," "goal," "guidance," "intend," "likely," "may," "might," "objective," "outlook," "plan," "potential," "predict," "project," "seek," "should," "target, "will" or "would" and other similar words. Such statements may include statements regarding our future financial position, budgets, capital expenditures, projected production growth, projected costs, plans and objectives of management for future operations and possible future strategic transactions. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions to be reasonable and make them in good faith, assumptions almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading "Risk Factors" included in our information statement on Form 10.
        Any forward-looking statement in which we, or our management, express an expectation or belief as to future results, is made in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our company: compliance with regulations or changes in regulations and the ability to obtain government permits and approvals; commodity pricing; risks of drilling; regulatory initiatives relating to hydraulic fracturing and other well stimulation techniques; tax law changes; competition for and costs of oilfield equipment, services, qualified personnel and acquisitions; risks related to our acquisition activities; the subjective nature of estimates of proved reserves and related future net cash flows; vulnerability to economic downturns and adverse developments in our business due to our debt; insufficiency of our operating cash flow to fund planned capital investments; inability to implement our capital investment program profitably or at all; concentration of operations in a single geographic area; any need to impair the value of our oil and natural gas properties; compliance with laws and regulations, including those pertaining to land use and environmental protection; restrictions on our ability to obtain, use, manage or dispose of water; inability to drill identified locations when planned or at all; concerns about climate change and air quality issues; catastrophic events for which we may be uninsured or underinsured; cyber attacks; operational issues that restrict market access; and uncertainties related to the spin-off, the agreements related thereto and the anticipated effects of restructuring or reorganizing our business.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.
        All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk
General
Our results are sensitive to fluctuations in oil, NGL and gas prices. Price changes at current levels of production affect our pre-tax quarterly income by approximately $9 million for a $1 per Bbl change in oil prices and $1 million for a $1 per Bbl change in NGL prices. If gas prices varied by $0.50 per Mcf, it would have an estimated quarterly effect on our pre-tax income of approximately $8 million. These price-change sensitivities include the impact on income of volume changes under arrangements similar to production sharing contracts. If production levels change in the future, the sensitivity of our results to prices also will change. We have only occasionally hedged our commodity price risk and we do not expect to do so in the foreseeable future.

Credit Risk
Our credit risk relates primarily to trade receivables. Credit exposure for each customer is monitored for outstanding balances and current activity. As of September 30, 2014, the substantial majority of the credit exposures related to our business was with investment grade counterparties. We believe exposure to credit-related losses related to our business at September 30, 2014 was not material and losses associated with credit risk have been insignificant for all periods presented.

Interest Rate Risk
Historically, we had no interest rate risk exposure as we have not had debt balances. In September 2014, we entered into credit facilities providing for a $1 billion senior term loan facility and a $2 billion senior revolving loan facility, each of which has variable interest rates. As of September 30, 2014, there were no amounts outstanding under the credit facilities.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our President and Chief Executive Officer and the Senior Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 5 to the combined and consolidated condensed financial statements in Part I of this Form 10-Q and the registration statement on Form 10 filed with the U.S. Securities and Exchange Commission.

In the third quarter, a civil claim for $200,000 in penalties was asserted against one of our subsidiaries by the District Attorney for Ventura County, California, alleging seven releases of oil or produced water between 2011 and 2014.  The subsidiary is evaluating the claim.

We believe the foregoing claim and the other various legal proceedings and claims we are subject to in the ordinary course of our business will not have a material adverse effect on our consolidated or combined financial position, results of operations or liquidity.

Item 1.A.	Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading "Risk Factors" in our Form 10.

Item 6.	Exhibits

3.1*	Amended and Restated Certificate of Incorporation of California Resources Corporation (filed as Exhibit 3.1 to the company's registration statement on Form 10 effective October 16, 2014).

3.2*	Bylaws of California Resources Corporation (filed as Exhibit 3.2 to the company's registration statement on Form 10 effective October 16, 2014).

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA RESOURCES CORPORATION

DATE:	October 30, 2014	/s/ Roy Pineci
Roy Pineci
Executive Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBITS

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.