Form 10-Q
period 2016-03-31
California Resources Corp
filed 2016-05-05
CIK 1609253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☑   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☑ No

Shares of common stock outstanding as of March 31, 2016	389,166,706

California Resources Corporation and Subsidiaries

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
As of March 31, 2016 and December 31, 2015
(in millions)

	March 31,	December 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$10	$12
Trade receivables, net	170	200
Inventories	61	58
Other current assets	190	227
Total current assets	431	497

PROPERTY, PLANT AND EQUIPMENT	21,044	20,996
Accumulated depreciation, depletion and amortization	(14,830)	(14,684)
Total property, plant and equipment	6,214	6,312

OTHER ASSETS	17	244

TOTAL ASSETS	$6,662	$7,053

CURRENT LIABILITIES

Current maturities of long-term debt	$100	$100
Accounts payable	233	257
Accrued liabilities	305	222
Current income taxes	—	26
Total current liabilities	638	605

LONG-TERM DEBT - PRINCIPAL AMOUNT	5,872	6,043

DEFERRED GAIN AND ISSUANCE COSTS, NET	470	491

DEFERRED INCOME TAXES	47	—

OTHER LONG-TERM LIABILITIES	587	830

EQUITY

Preferred stock (200 million shares authorized at $0.01 par value) no shares outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock (2.0 billion shares authorized at $0.01 par value) outstanding shares (March 31, 2016 - 389,166,706 and December 31, 2015 - 388,180,479)	4	4
Additional paid-in capital	4,789	4,778
Accumulated deficit	(5,733)	(5,683)
Accumulated other comprehensive loss	(12)	(15)

Total equity	(952)	(916)

TOTAL LIABILITIES AND EQUITY	$6,662	$7,053

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
For the three months ended March 31, 2016 and 2015
(in millions, except per share amounts)

	Three months ended March 31,
	2016	2015
REVENUES
Oil and natural gas net sales	$304	$549
Other revenue	18	28
Total revenues	322	577

COSTS AND OTHER
Production costs	184	242
General and administrative expenses	67	76
Depreciation, depletion and amortization	147	253
Taxes other than on income	39	55
Exploration expense	5	17
Interest and debt expense, net	74	79
Other (income) / expenses, net	(66)	24
Total costs and other	450	746

LOSS BEFORE INCOME TAXES	(128)	(169)
Income tax benefit	78	69
NET LOSS	$(50)	$(100)

Net loss per share of common stock
Basic	$(0.13)	$(0.26)
Diluted	$(0.13)	$(0.26)

Dividends per common share	$—	$0.01

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income
For the three months ended March 31, 2016 and 2015
(in millions)

	Three months ended March 31,
	2016	2015
Net loss	$(50)	$(100)
Other comprehensive income / (loss) items:
Reclassification to income of realized losses (gains) on pension and postretirement (a)	3	—
Other comprehensive income / (loss), net of tax	3	—
Comprehensive loss	$(47)	$(100)

(a)	No associated income taxes.

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the three months ended March 31, 2016 and 2015
(in millions)

	Three months ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(50)	$(100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	147	253
Deferred income tax expense / (benefit)	(78)	(69)
Other noncash (gains) / losses in income, net	(2)	26
Dry hole expenses	—	6
Changes in operating assets and liabilities, net	98	(1)
Net cash provided by operating activities	115	115

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(21)	(133)
Changes in capital investment accruals	(7)	(173)
Acquisitions and other	(1)	(7)
Net cash used by investing activities	(29)	(313)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	361	757
Repayments of revolving credit facility	(405)	(547)
Payments on long-term debt	(25)	—
Debt repurchase and amendment costs	(20)	—
Issuance of common stock	1	2
Net cash (used) / provided by financing activities	(88)	212
(Decrease) / increase in cash and cash equivalents	(2)	14
Cash and cash equivalents—beginning of period	12	14
Cash and cash equivalents—end of period	$10	$28

The accompanying notes are an integral part of these consolidated condensed financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2016

NOTE 1    THE SPIN-OFF AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Separation and Spin-off

We are an independent oil and natural gas exploration and production company operating properties exclusively within the State of California. We were incorporated in Delaware as a wholly-owned subsidiary of Occidental Petroleum Corporation (Occidental) on April 23, 2014, and remained a wholly-owned subsidiary of Occidental until the spin-off on November 30, 2014 (the Spin-off). Prior to the Spin-off, all material existing assets, operations and liabilities of Occidental's California business were consolidated under us. On November 30, 2014, Occidental distributed shares of our common stock on a pro rata basis to Occidental stockholders and we became an independent, publicly traded company. Occidental initially retained approximately 18.5% of our outstanding shares of common stock, which it distributed to Occidental stockholders on March 24, 2016.

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries.

Basis of Presentation

The assets and liabilities in the consolidated condensed financial statements are presented on a historical cost basis. We have eliminated all of our significant intercompany transactions and accounts.

In the opinion of our management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2016, and the statements of operations, comprehensive income, and cash flows for the three months ended March 31, 2016 and 2015, as applicable. The loss and cash flows for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the loss or cash flows you should expect for the full year.

Certain prior year amounts have been reclassified to conform to the 2016 presentation.

We have prepared this report pursuant to the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial information, which permit omission of certain disclosures to the extent they have not changed materially since the latest annual financial statements. We believe our disclosures are adequate to make the information not misleading. This Form 10-Q should be read in conjunction with the consolidated and combined financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE 2	ACCOUNTING AND DISCLOSURE CHANGES

In March 2016, the Financial Accounting Standards Board (FASB) simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. These rules are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of these rules on our financial statements.
In March 2016, the FASB issued rules intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. These rules have the same effective date as the related revenue standard issued in 2014. We are currently evaluating the impact of these rules on our financial statements.
In February 2016, the FASB issued rules requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months and to include qualitative and quantitative disclosures with respect to the amount, timing, and uncertainty of cash flows arising from leases. These rules will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the impact of these rules on our financial statements.

In January 2016, the FASB issued rules that modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. Entities will have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. These new rules become effective for fiscal years beginning after December 15, 2017 with no early adoption permitted. We are currently evaluating the impact of these rules, but we do not expect them to have a significant impact on our financial statements.

NOTE 3	OTHER INFORMATION

Other current assets at March 31, 2016 and December 31, 2015, include amounts due from joint interest partners, net of allowance for doubtful accounts, of approximately $42 million for both years, net deferred tax assets of $47 million and $59 million, and derivatives from commodities contracts of $79 million and $87 million, respectively.

Other long-term liabilities include asset retirement obligations of $344 million and $343 million at March 31, 2016 and December 31, 2015, respectively.

Other revenue and other (income) / expenses largely comprised sales and the associated costs, respectively, of the portion of electricity generated by our power plant that is sold to third parties. In 2016, other (income) / expenses also included gains related to the repurchase of certain senior unsecured notes.

Financial Instruments Fair Value

The carrying amounts of cash and other on-balance sheet financial instruments, other than debt, approximate fair value.

Supplemental Cash Flow Information

We did not make United States federal and state income tax payments during the three-month periods ended March 31, 2016 and 2015. Interest paid totaled approximately $48 million and $54 million for the three months ended March 31, 2016 and 2015, respectively.
NOTE 4    INVENTORIES

Inventories as of March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Materials and supplies	$59	$55
Finished goods	2	3
Total	$61	$58

NOTE 5     DEBT

Debt as of March 31, 2016 and December 31, 2015, consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Secured First Lien Bank Debt
Revolving Credit Facility	$695	$739
Term Loan Facility	975	1,000
Senior Secured Second Lien Notes
8% Notes Due 2022	2,250	2,250
Senior Unsecured Notes
5% Notes Due 2020	392	433
5 ½% Notes Due 2021	805	829
6% Notes Due 2024	855	892
Total Debt - Principal Amount	5,972	6,143
Less Current Maturities of Long-Term Debt	(100)	(100)
Long-Term Debt - Principal Amount	$5,872	$6,043

At March 31, 2016 deferred gain and issuance costs were $470 million net, consisting of $543 million of deferred gains offset by $73 million of deferred issuance costs. The December 31, 2015 deferred gain and issuance costs were $491 million net, consisting of $560 million of deferred gains offset by $69 million of deferred issuance costs.

Credit Facilities

We have a credit agreement effective through September 2019 that provides for (i) a $975 million senior term loan facility (the Term Loan Facility) and (ii) a $1.6 billion senior revolving loan facility (the Revolving Credit Facility and, together with the Term Loan Facility, the Credit Facilities). All borrowings under these facilities are subject to certain customary conditions. We amended the Credit Facilities effective as of February 2016, to change certain of our financial and other covenants. We further amended these agreements in April 2016 to facilitate certain types of deleveraging transactions. Borrowings under our Credit Facilities are subject to a borrowing base which was reaffirmed at $2.3 billion as of May 2016. We have granted our lenders a first-lien security interest in a substantial majority of our assets.

The Revolving Credit Facility includes a sub-limit of $400 million for the issuance of letters of credit. As of March 31, 2016 and December 31, 2015, we had outstanding borrowings under our Revolving Credit Facility of $695 million and $739 million, respectively, and outstanding borrowings of $975 million and $1 billion under the Term Loan Facility, respectively. We made the first scheduled $25 million quarterly payment on the Term Loan Facility during the quarter ended March 31, 2016.

Borrowings under the Credit Facilities bear interest, at our election, at either a LIBOR rate or an alternate base rate (ABR) (equal to the greatest of (i) the administrative agent’s prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds effective rate plus 0.50%), in each case plus an applicable margin. This applicable margin is based, while our total leverage ratio exceeds 3.00:1.00, on our borrowing base utilization and will vary from (a) in the case of LIBOR loans, 2.50% to 3.50% and (b) in the case of ABR loans, 1.50% to 2.50%. The unused portion of the Revolving Credit Facility, as it may be limited by the borrowing base, is subject to a commitment fee equal to 0.50% per annum. We also pay customary fees and expenses under the Credit Facilities. Interest on ABR loans is payable quarterly in arrears.  Interest on LIBOR loans is payable at the end of each LIBOR period, but not less than quarterly.

Our financial performance covenants through December 31, 2016 comprise an obligation to achieve (i) a cumulative minimum EBITDAX during 2016 of $55 million through the first quarter, $130 million through the second quarter, $190 million through the third quarter and $250 million through the fourth quarter and (ii) a trailing twelve-month minimum interest coverage ratio of 2.00:1.00 as of the end of the first quarter of 2016, 1.50:1.00 as of the end of the second quarter, 1.25:1.00 as of the end of the third quarter, 0.70:1.00 as of the end of the fourth quarter and 2.00:1.00 thereafter as of each quarter end. Starting with the end of the first quarter of 2017, we will be subject to a trailing twelve-month maximum first lien senior secured leverage ratio of 2.25:1.00. Oil prices would need to increase significantly in order for us to comply with our covenants at the end of the first quarter in 2017. If commodity prices do not appreciate sufficiently, we intend to discuss further amendments with our lenders later this year that would permit us to comply. We can give no assurances that our lenders would amend our covenants.  If we were to breach any of our covenants, our lenders would be permitted to accelerate the principal amount due under the Credit Facilities and foreclose on the assets securing them. If payment were accelerated under our Credit Facilities, it would result in a default under our outstanding notes and permit acceleration and foreclosure on the assets securing the secured notes.

Except as otherwise agreed with our lenders for specific transactions, our Credit Facilities require us to apply 100% of the proceeds from certain asset monetizations to repay loans outstanding under the Credit Facilities, except that we will be permitted to use up to 40% of proceeds from non-borrowing base asset sales to repurchase our notes to the extent available at a significant minimum discount to par, as specified in the facilities. Subject to compliance with our indentures, we may incur additional indebtedness to repurchase our notes in compliance with the Credit Facilities to the extent available at a significant minimum discount to par, as specified in the facilities, as follows: (i) up to $1 billion, which may be secured by liens that are junior to the liens securing our Credit Facilities, provided that at least 60% of the proceeds from the new debt is used first to repay loans outstanding under the Credit Facilities, and (ii) up to $200 million, which may be secured by first-priority liens on our non-borrowing base properties. The Credit Facilities also permit us to incur up to an additional $50 million of non-Credit Facility indebtedness, which, subject to compliance with our indentures, may be secured; and the proceeds of which must be applied to repay loans outstanding under the Credit Facilities. All of the foregoing prepayments will be applied first to our Term Loan Facility and second to our Revolving Credit Facility after the Term Loan Facility has been fully repaid (with a corresponding reduction to the lenders’ Revolving Credit Facility commitments). We must apply cash on hand in excess of $150 million to repay amounts outstanding under our Revolving Credit Facility. Further, we are restricted from (i) paying dividends or making other distributions to common stockholders and (ii) making capital investments exceeding $100 million during 2016.

Our borrowing base is redetermined each May 1 and November 1, commencing May 1, 2016. The borrowing base will be based upon a number of factors, including commodity prices and reserves levels. Increases in our borrowing base requires approval of at least 80% of our revolving lenders, as measured by exposure, while decreases require a two-thirds approval. We and the lenders (requiring a request from the lenders holding two-thirds of the revolving commitments and outstanding loans) each may request a special redetermination once in any period between three consecutive scheduled redeterminations. We will be permitted to have collateral released when both (i) our credit ratings are at least Baa3 from Moody's and BBB- from S&P, in each case with a stable or better outlook, and (ii) certain permitted liens securing other debt are released.

All obligations under the Credit Facilities are guaranteed jointly and severally by all of our material wholly-owned material subsidiaries. The assets and liabilities of subsidiaries not guaranteeing the debt are de minimis.

Substantially all of the restrictions imposed by the February 2016 amendment to the Credit Facilities, other than the requirement for semiannual borrowing base redeterminations, may terminate in the future if we are able to comply with the financial covenants as they existed prior to giving effect to the amendment.

At March 31, 2016, we were in compliance with the financial and other covenants under our Credit Facilities.

Senior Notes

In October 2014, we issued $5.00 billion in aggregate principal amount of our senior unsecured notes, including $1.00 billion of 5% senior unsecured notes due January 15, 2020 (the 2020 notes), $1.75 billion of 5 1/2% senior unsecured notes due September 15, 2021 (the 2021 notes) and $2.25 billion of 6% senior unsecured notes due November 15, 2024 (the 2024 notes and together with the 2020 notes and the 2021 notes, the unsecured notes). The unsecured notes were issued at par and are fully and unconditionally guaranteed on a senior unsecured basis by all of our material subsidiaries. We used the net proceeds from the issuance of the unsecured notes to make a $4.95 billion cash distribution to Occidental in October 2014.

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

During the three months ended March 31, 2016, prior to our February 2016 amendment, we repurchased approximately $102 million in aggregate principal amount of the senior unsecured notes for $13 million in cash.

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

We estimate the fair value of fixed-rate debt, which is classified as Level 1, based on prices from known market transactions for our instruments. The estimated fair value of our debt at March 31, 2016 and December 31, 2015, including the fair value of the variable rate portion, which we believe approximates the carrying value, was approximately $3.0 billion and $3.6 billion, respectively, compared to a carrying value of approximately $6.0 billion and $6.1 billion. A one-eighth percent change in the variable interest rates on the borrowings under our Term Loan Facility and Revolving Credit Facility on March 31, 2016, would result in a $2.1 million change in annual interest expense.

As of March 31, 2016 and December 31, 2015, we had letters of credit in the aggregate amount of approximately $61 million and $70 million (including $52 million and $49 million under the Revolving Credit Facility), respectively, which were issued to support ordinary course marketing, regulatory and other matters.

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

On April 21, 2016, a purported class action was filed against us in the United States District Court for the Southern District of New York on behalf of all beneficial owners of our unsecured notes from November 12, 2015 to the present.  The complaint alleges that our December 2015 debt exchange excluded non-qualified institutional holders in violation of the Trust Indenture Act of 1939 and related law and, thereby, impaired their rights to receive principal and interest payments.  The purported class action seeks declaratory relief that the debt exchange and the liens securing the new notes are null and void and that the debt exchange resulted in a default.  The plaintiff also seeks monetary damages and attorneys’ fees.  The Company plans to vigorously defend against the claims made by the plaintiff.
We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves balances at March 31, 2016 and December 31, 2015 were not material to our balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.
We, our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with the Spin-off, purchases and other transactions that they have entered into with us. These indemnities include indemnities made to Occidental against certain tax-related liabilities that may be incurred by Occidental relating to the Spin-off and liabilities related to operation of our business while it was still owned by Occidental. As of March 31, 2016, we are not aware of material indemnity claims pending or threatened against the Company.
NOTE 7    DERIVATIVES

General

From time to time, we use a variety of derivative instruments intended to improve the effective realized prices for oil and gas and protect our capital program in case of price deterioration. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. We apply hedge accounting when transactions meet specified criteria for cash-flow hedge treatment and management elects and documents such treatment. Otherwise, we recognize any fair value gains or losses, over the remaining term of the hedge instrument, in earnings in the current period. For the three months ended March 31, 2016 and 2015, we recognized approximately $81 million and $3 million, respectively, of non-cash derivative losses from marking these contracts to market, which were included in revenues.

As of March 31, 2016, we did not have any derivatives designated as hedges. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to achieve our hedging program goals, even though they are not necessarily accounted for as cash flow or fair value hedges. As part of our hedging program, we entered into a number of costless collars and swaps that resulted in the following hedge positions as of March 31, 2016:

	2016			2017	2018
	Q2	Q3	Q4	Q1 - Q4	Q1 - Q4
Calls:
Barrels per day	35,500	4,000	4,000	30,000	23,300
Weighted-average price per barrel	$66.15	$71.13	$71.13	$55.68	$57.99

Puts:
Barrels per day	55,500	28,000	3,000	—	—
Weighted-average price per barrel	$50.14	$50.65	$50.00	$—	$—

Swaps:
Barrels per day	—	1,000	6,000	—	—
Weighted-average price per barrel	$—	$61.25	$46.27	$—	$—

For our first quarter 2016 oil production, on a weighted-average basis, we had hedged 33,800 barrels per day at Brent-based floors of $51.75 per barrel, with a corresponding 35,500 barrels per day at Brent-based ceilings of $66.15 per barrel. For our first quarter 2015 oil production, on a weighted-average basis, we hedged 100,000 barrels per day at Brent-based floors of $50.00 per barrel, with a corresponding 10,000 barrels per day at Brent-based ceilings of $75.00 per barrel. During the first quarter of 2016 and 2015, we generated cash from our hedging program of $56 million and $1 million, respectively.

Subsequent to March 31, 2016, we entered into additional hedges for our fourth quarter 2016 crude oil production, bringing our fourth quarter 2016 hedging program to a total of 28,000 barrels per day with a weighted average floor of $49.20 per barrel and offset by 23,000 barrels per day with a ceiling of $53.67 per barrel.

We will continue to be strategic and opportunistic in implementing our hedging program as market conditions permit. Our objective is to protect against the cyclical nature of commodity prices to protect our cash flows, margins and capital investment program and improve our ability to comply with our credit facility covenants in case of further price deterioration.

Fair Value of Derivatives
Our commodity derivatives are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are all classified as Level 2 in the required fair value hierarchy for the periods presented. The following table presents the fair values (at gross and net) of our outstanding derivatives as of March 31, 2016 and December 31, 2015 (in millions):

Type of Contract	Balance Sheet Classification	March 31, 2016	December 31, 2015
Commodity contracts	Other current assets	$79	$87
Total Assets at Fair Value		$79	$87

Commodity contracts	Accrued liabilities	$(7)	$(1)
Commodity contracts	Other long-term liabilities	(67)	—
Total Liabilities at Fair Value		$(74)	$(1)

NOTE 8    EARNINGS PER SHARE

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

The denominator of basic EPS is the sum of the weighted-average number of common shares outstanding during the periods presented and vested stock awards that have not yet been issued as common stock; however, it excludes outstanding shares related to unvested stock awards. The denominator of diluted EPS is based on the basic shares outstanding, adjusted for the effect of outstanding option awards, to the extent they are dilutive. The effect of the stock options granted in August 2015 and December 2014 was anti-dilutive for the periods presented.

For the three months ended March 31, 2016 and 2015, we issued approximately 980,000 shares and 370,000 shares, respectively, of common stock in connection with our employee stock purchase plan. The effect of the employee stock purchase plan was anti-dilutive for both periods.

The following table presents the calculation of basic and diluted EPS for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(in millions, except per-share amounts)
Basic EPS calculation
Net loss	$(50)	$(100)
Net loss allocated to participating securities	—	—
Net loss available to common stockholders	$(50)	$(100)

Weighted-average common shares outstanding - basic	385.3	382.1
Basic EPS	$(0.13)	$(0.26)

Diluted EPS calculation
Net loss	$(50)	$(100)
Net loss allocated to participating securities	—	—
Net loss available to common stockholders	$(50)	$(100)

Weighted-average common shares outstanding - basic	385.3	382.1
Dilutive effect of potentially dilutive securities	—	—
Weighted-average common shares outstanding - diluted	385.3	382.1
Diluted EPS	$(0.13)	$(0.26)

NOTE 9    RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans:

	Three months ended March 31,
	2016		2015
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
	(in millions)
Service cost	$—	$1	$1	$1
Interest cost	1	1	1	1
Expected return on plan assets	(1)	—	(1)	—
Settlement loss	3	—	—	—
Total	$3	$2	$1	$2

We contributed $5 million to our defined benefit pension plans during the three months ended March 31, 2016. We did not make any contributions during the three-month period ended March 31, 2015. We expect to satisfy minimum funding requirements with contributions of $3 million to our defined benefit pension plans during the remainder of 2016. The 2016 settlement was associated with employee reductions.

NOTE 10    INCOME TAXES

As a result of the debt exchange in December 2015, we generated cancellation of debt income of $1.39 billion for tax purposes, which represented the excess of the face value of the surrendered notes over the fair value of the newly issued notes at the time of the exchange. The tax gain exceeded our operating loss for the year. We reported the related $336 million of federal and state taxes in current and other long-term liabilities in the accompanying balance sheet at December 31, 2015. During the first quarter of 2016, we reclassified this amount to deferred taxes to reflect the reduction in the tax basis of our assets resulting from the exclusion of the $1.39 billion in cancellation of debt income from our 2015 taxable income. We also recorded a deferred income tax benefit of approximately $78 million to reflect a change in the valuation allowance on our deferred tax assets.

Our effective tax rate was 61% and 41% for the three months ended March 31, 2016 and March 31, 2015, respectively. The higher rate for the first quarter of 2016 reflects the deferred tax benefit for the change in the valuation allowance.

NOTE 11    SUBSEQUENT EVENTS

Our stockholders approved a reverse stock split at the Company's annual stockholders’ meeting May 4, 2016. Following this approval, our board of directors authorized a reverse split using a ratio of one share of common stock for every ten shares currently outstanding. Our board set the split to occur on May 31, 2016 with trading on a post-split basis to commence the following day. Share and per share amounts included in this report have not been restated to reflect this stock split because the split will not be effective until after the filing of this report.

Pro forma share and per share information as of and for the three months ended March 31, 2016, giving effect to the one-for-ten reverse stock split, is presented below:

	As of and for the three months ended March 31,
	2016		2015
	As Reported	Pro Forma	As Reported	Pro Forma
Common stock - $0.01 par value. Weighted-average outstanding shares - diluted (in millions)	385.3	38.5	382.1	38.2
Net loss per common share - diluted	$(0.13)	$(1.30)	$(0.26)	$(2.62)

The split will also proportionally decrease the number of authorized shares of common stock from 2.0 billion shares to 200 million shares and preferred stock from 200 million to 20 million shares.

The compensation committee of our board approved proportionate adjustments to the number of shares outstanding and available for issuance under our stock-based compensation plans and to the exercise price, grant price or purchase price relating to any award under the plans, using the same reverse split ratio, pursuant to existing authority granted to the committee under the plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries.

The Separation and Spin-off

We are an independent oil and natural gas exploration and production company operating properties exclusively within the State of California. We were incorporated in Delaware as a wholly-owned subsidiary of Occidental Petroleum Corporation (Occidental) on April 23, 2014, and remained a wholly-owned subsidiary of Occidental until the spin-off on November 30, 2014 (the Spin-off). Prior to the Spin-off, all material existing assets, operations and liabilities of Occidental's California business were consolidated under us. On November 30, 2014, Occidental distributed shares of our common stock on a pro rata basis to Occidental stockholders and we became an independent, publicly traded company. Occidental initially retained approximately 18.5% of our outstanding shares of common stock, which it distributed to Occidental stockholders on March 24, 2016.

Business Environment and Industry Outlook

Our operating results and those of the oil and gas industry as a whole are heavily influenced by commodity prices. Oil and gas prices and differentials may fluctuate significantly, generally as a result of changes in supply and demand and other market-related uncertainties. These and other factors make it impossible to predict realized prices reliably. Much of the global exploration and production industry is challenged at current price levels, putting pressure on the industry's ability to generate positive cash flow and access capital. Average oil prices continued the decline that began in the last half of 2014 and were significantly lower in the first quarter of 2016 compared to the same period in 2015.

The following table presents the average daily Brent, WTI and NYMEX prices for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Brent oil ($/Bbl)	$35.08	$55.17
WTI oil ($/Bbl)	$33.45	$48.63
NYMEX gas ($/Mcf)	$2.07	$3.06
Oil prices and differentials will continue to be affected by a variety of factors, including changes in consumption patterns, inventory levels, global and local economic conditions, the actions of OPEC and other significant producers and governments, actual or threatened production and refining disruptions, currency exchange rates, worldwide drilling and exploration activities, the effects of conservation, weather, geophysical and technical limitations, refining and processing disruptions, transportation bottlenecks and other matters affecting the supply and demand dynamics for our products, technological advances and regional market conditions, transportation capacity and costs in producing areas and the effect of changes in these variables on market perceptions.
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
Natural gas prices and differentials are strongly affected by local supply and demand fundamentals, as well as availability of transportation capacity from producing areas. Due to much lower levels of natural gas production compared to our oil production, the changes in natural gas prices have a lower impact on our operating results.

We currently sell all of our crude oil into the California refining markets, which we believe have offered relatively favorable pricing compared to other U.S. regions for similar grades. California imports over 60% of its oil and approximately 90% of its natural gas. A vast majority of the oil is imported via supertanker, with a negligible amount arriving by rail. As a result, California refiners have typically purchased crude oil at international waterborne-based prices. We believe that the limited crude transportation infrastructure from other parts of the country to California will continue contributing to higher realizations than most other U.S. oil markets for comparable grades. Beginning in late 2015, the U.S. federal government allowed the export of crude oil. As a result, we are opportunistically pursuing newly opened export markets for our crude oil production to improve our margins. Lower natural gas prices generally have a positive effect on our steamflood projects, which use natural gas to generate the steam being injected.
Our earnings are also affected by the performance of our processing and power generation assets. We process our wet gas to extract NGLs and other natural gas byproducts. We then deliver dry gas to pipelines and separately sell the NGLs. The efficiency with which we extract liquids from the wet gas stream affects our operating results. Additionally, we provide part of the electricity output from our Elk Hills power plant to reduce Elk Hills field operating costs and increase reliability. Further, energy costs, primarily in the form of electricity, and the cost of natural gas used to generate steam can also impact the level of our earnings.
We will continue to be strategic and opportunistic in implementing our hedging program as market conditions permit. Our objective is to protect against the cyclical nature of commodity prices to protect our cash flows, margins and capital investment program and improve our ability to comply with our credit facility covenants in case of further price deterioration. We have hedges in place for the remainder of 2016 consisting of Brent-based costless collars and swaps, representing average production of 37,500 barrels of oil per day and a weighted-average floor price of $50.13 per barrel, but can give no assurance that they will be adequate to accomplish our hedging program objectives. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to achieve our hedging program goals, even though they are not necessarily accounted for as cash flow or fair value hedges.
We respond to economic conditions by adjusting the size and allocation of our capital program, aligning the size of our workforce with the level of activity, continuing to improve efficiencies and cost savings and working with our suppliers and service providers to adjust the cost of goods and services to reflect current market pricing. The reductions in our capital program will negatively impact our production levels in the near term and sustained low-price periods may materially affect the quantities of oil and gas reserves we can economically produce over the longer term.
Seasonality

While certain aspects of our operations are affected by seasonal factors, such as electricity costs, overall, seasonality is not a material driver of changes in our quarterly earnings during the year.

Income Taxes

As a result of the debt exchange in December 2015, we generated cancellation of debt income of $1.39 billion for tax purposes, which represented the excess of the face value of the surrendered notes over the fair value of the newly issued notes at the time of the exchange. The tax gain exceeded our operating loss for the year. We reported the related $336 million of federal and state taxes in current and other long-term liabilities in the accompanying balance sheet at December 31, 2015. During the first quarter of 2016, we reclassified this amount to deferred taxes to reflect the reduction in the tax basis of our assets resulting from the exclusion of the $1.39 billion in cancellation of debt income from our 2015 taxable income. We also recorded a deferred income tax benefit of approximately $78 million to reflect a change in the valuation allowance on our deferred tax assets.

Our effective tax rate was 61% and 41% for the three months ended March 31, 2016 and March 31, 2015, respectively. The higher rate for the first quarter of 2016 reflected the deferred tax benefit for the change in the valuation allowance.

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
Our share of production and reserves from operations in the Wilmington field is subject to contractual arrangements similar to production-sharing contracts (PSCs) that are in effect through the economic life of the assets. Under such contracts we are obligated to fund all capital and production costs. We record a share of production and reserves to recover such capital and production costs and an additional share for profit. Our portion of the production represents volumes: (1) to recover our partners’ share of capital and production costs that we incur on their behalf, (2) for our share of contractually defined base production and (3) for our share of production in excess of contractually defined base production for each period. We realize our share of capital and production costs, and generate returns, through our defined share of production from (2) and (3) above. These contracts do not transfer any right of ownership to us and reserves reported from these arrangements are based on our economic interest as defined in the contracts. Our share of production and reserves from these contracts decreases when product prices rise and increases when prices decline, however, our net economic benefit is greater when product prices are higher. The contracts represented slightly less than 20% of our production for the quarter ended March 31, 2016.
Fixed and Variable Costs
Our total production costs consist of variable costs that tend to vary depending on production levels, and fixed costs that typically do not vary with changes in production levels or well counts, especially in the short term. The substantial majority of our near-term fixed costs become variable over the longer term because we manage them based on the field’s stage of life and operating characteristics. For example, portions of labor and material costs, energy, workovers and maintenance expenditures correlate to well count, production and activity levels. Portions of these same costs can be relatively fixed over the near term; however, they are managed down as fields mature in a manner that correlates to production and commodity price levels. While a certain amount of costs for facilities, surface support, surveillance and related maintenance can be regarded as fixed in the early phases of a program, as the production from a certain area matures, well count increases and daily per well production drops, such support costs can be reduced and consolidated over a larger number of wells, reducing costs per operating well. Further, many of our other costs, such as property taxes and oilfield services, are variable and will respond to activity levels and tend to correlate with commodity prices. Overall, we believe less than one-third of our operating costs are fixed over the life cycle of our fields. We actively manage our fields to optimize production and costs. If we see growth in a field we increase capacities, and similarly if a field neared the end of its economic life we would manage the costs while it remains economically viable to produce.

Financial and Operating Results

For the three months ended March 31, 2016, we had a net loss of $50 million, or $(0.13) per diluted share, and an adjusted net loss of $100 million, or $(0.26) per diluted share. For the three months ended March 31, 2015, we had a net loss of $100 million and an adjusted net loss of $97 million, or $(0.26) and $(0.25) per diluted share, respectively. The table below reconciles net loss and adjusted net loss:

	Three months ended March 31,
	2016	2015
	(in millions)
Net loss	$(50)	$(100)
Unusual and infrequent items:
Non-cash loss on outstanding hedges	81	3
Severance and other employee-related costs	14	—
Plant turnaround costs	7	2
Gain on debt repurchases	(89)	—
Valuation allowance for deferred tax assets (a)	(63)	—
Tax effects of these items	—	(2)
Adjusted net loss	$(100)	$(97)
(a) Amount represents the out-of-period portion of the valuation allowance reversal.

The following table presents the reconciliation of our company-wide general and administrative expenses to adjusted general and administrative expenses (in millions):

	Three months ended March 31,
	2016	2015
General and administrative expenses	$67	$76
Severance and other employee-related costs	(14)	—
Adjusted general and administrative expenses	$53	$76

Our results of operations can include the effects of significant, unusual or infrequent transactions and events affecting earnings that vary widely and unpredictably in nature, timing, amount and frequency. Therefore, management uses measures called adjusted net loss and adjusted general and administrative expenses, both of which exclude those items. These measures are not meant to disassociate items from management's performance, but rather are meant to provide useful information to investors interested in comparing our performance between periods. Reported earnings are considered representative of management's performance over the long term. Adjusted net loss and adjusted general and administrative expenses are not considered to be an alternative to net loss or general and administrative expenses, respectively, reported in accordance with United States generally accepted accounting principles (GAAP).

The 2016 first quarter adjusted results, compared to the same period in 2015, reflected lower production costs, adjusted general and administrative expenses, ad valorem expense, depreciation, depletion and amortization expense (DD&A) and exploration expense, more than offset by lower oil, NGL and gas realized prices and volumes. The overall decrease in our realized oil prices was partially offset by the cash generated from our hedging program. The first quarter 2016 adjusted net loss excluded an $89 million gain on the purchase of the company's notes, an $81 million non-cash loss on outstanding hedges at March 31, 2016, a $63 million deferred tax valuation allowance adjustment and net $21 million of other non-recurring charges. The first quarter 2015 adjusted net loss excluded $3 million of after-tax non-recurring adjustments.

Average oil production decreased by 9% or 10,000 barrels per day to 98,000 barrels per day in the first quarter of 2016, compared to the same period of the prior year. NGL production decreased by 6% to 17,000 barrels per day. Natural gas production decreased by 19% to 196 million cubic feet (MMcf) per day, consistent with our focus on liquids. Daily oil and gas production volumes averaged 148,000 barrels of oil equivalent (Boe) in the first quarter of 2016, compared with 166,000 Boe in the first quarter of 2015. The first quarter production declines reflected reduced capital investments and selective deferral of workover and downhole maintenance activity and the effect of the planned power plant turnaround.

Realized crude oil prices decreased 22% to $36.39 per barrel including the effect of realized hedges in the first quarter of 2016 from $46.44 per barrel in the first quarter of 2015. Excluding the hedge effects, the decrease in realized oil prices reflected the drop in global oil prices, slightly offset by improved differentials. Hedges in the first quarter of 2016 contributed $6.31 per barrel to the realized crude oil price, compared with $0.06 in the first quarter of 2015. Realized NGL prices decreased 24% to $16.39 per barrel in the first quarter of 2016 from $21.55 per barrel in the first quarter of 2015. Realized natural gas prices decreased 28% in the first quarter of 2016 to $2.05 per thousand cubic feet (Mcf), compared with $2.84 per Mcf in the same period of 2015.

The following table sets forth our average production volumes of oil, NGLs and natural gas per day for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Oil (MBbl/d)
San Joaquin Basin	60	67
Los Angeles Basin	32	34
Ventura Basin	6	7
Sacramento Basin	—	—
Total	98	108

NGLs (MBbl/d)
San Joaquin Basin	16	17
Los Angeles Basin	—	—
Ventura Basin	1	1
Sacramento Basin	—	—
Total	17	18

Natural gas (MMcf/d)
San Joaquin Basin	147	179
Los Angeles Basin	3	2
Ventura Basin	8	12
Sacramento Basin	38	49
Total	196	242

Total Production (MBoe/d)(a)	148	166
_______________________

Note:	MBbl/d refers to thousands of barrels per day; MMcf/d refers to millions of cubic feet per day; MBoe/d refers to thousands of barrels of oil equivalent per day.

(a)
Natural gas volumes have been converted to Boe based on the equivalence of energy content between six Mcf of natural gas and one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the three months ended March 31, 2016, the average prices of Brent oil and NYMEX natural gas were $35.08 per barrel and $2.07 per Mcf, respectively, resulting in an oil-to-gas ratio of approximately 17 to 1.

The following table sets forth the average realized prices for our products:

	Three months ended March 31,
	2016	2015
Oil prices with hedge ($ per Bbl)	$36.39	$46.44

Oil prices without hedge ($ per Bbl)	$30.08	$46.38
NGLs prices ($ per Bbl)	$16.39	$21.55
Gas prices ($ per Mcf)	$2.05	$2.84

The following table presents our average realized prices as a percentage of Brent, WTI and NYMEX for the three month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Oil with hedge as a percentage of Brent	104%	84%

Oil without hedge as a percentage of Brent	86%	84%
Oil without hedge as a percentage of WTI	90%	95%
Gas with hedge as a percentage of NYMEX	99%	93%

Recent Developments

Our stockholders approved a reverse stock split at the Company’s annual stockholders’ meeting May 4, 2016. Following this approval, our board of directors authorized a reverse split using a ratio of one share of common stock for every ten shares currently outstanding. Our board set the split to occur on May 31, 2016 with trading on a post-split basis to commence the following day. Share and per share amounts included in this report have not been restated to reflect this stock split because the split will not be effective until after the filing of this report.

Pro forma share and per share information as of and for the three months ended March 31, 2016, giving effect to the one-for-ten reverse stock split, is presented below:

	As of and for the three months ended March 31,
	2016		2015
	As Reported	Pro Forma	As Reported	Pro Forma
Common stock - $0.01 par value. Weighted-average outstanding shares - diluted (in millions)	385.3	38.5	382.1	38.2
Net loss per common share diluted	$(0.13)	$(1.30)	$(0.26)	$(2.62)

The split will also proportionally decrease the number of authorized shares of common stock from 2.0 billion shares to 200 million shares and preferred stock from 200 million to 20 million shares.

The compensation committee of our board has approved proportionate adjustments to the number of shares outstanding and available for issuance under our stock-based compensation plans and to the exercise price, grant price or purchase price relating to any award under the plans, using the same reverse split ratio, pursuant to existing authority granted to the committee under the plans.

Balance Sheet Analysis

The changes in our balance sheet from December 31, 2015 to March 31, 2016 are discussed below:

	March 31, 2016	December 31, 2015
	(in millions)

Cash and cash equivalents	$10	$12
Trade receivables, net	$170	$200
Inventories	$61	$58
Other current assets	$190	$227
Property, plant and equipment, net	$6,214	$6,312
Other assets	$17	$244

Current maturities of long-term debt	$100	$100
Accounts payable	$233	$257
Accrued liabilities	$305	$222
Current income taxes	$—	$26
Long-term debt - principal amount	$5,872	$6,043
Deferred gain and financing costs, net	$470	$491
Deferred income taxes	$47	$—
Other long-term liabilities	$587	$830
Equity	$(952)	$(916)

See "Liquidity and Capital Resources" for discussion of changes in our cash and cash equivalents and long-term debt, net.

The decrease in trade receivables, net was mainly due to lower product prices and volumes for the first quarter of 2016, compared to the fourth quarter of 2015. The decrease in other current assets was mainly due to a reduction in value of the derivatives and lower deferred tax assets resulting from the reclassification of our tax liabilities to deferred taxes. The decrease in property, plant and equipment reflected DD&A for the period, partially offset by capital investments. The decrease in other assets was mainly due to lower deferred tax assets.

The decrease in accounts payable reflected the lower capital investments made in 2016. The increase in accrued liabilities was primarily due to the deferral of gains related to sales of greenhouse gas allowances and increased interest accruals due to the timing of payments, partially offset by the effect of employee bonus payments in the first quarter of 2016. The decrease in equity primarily reflected the net loss for the three-month period in 2016.

Current income taxes and other liabilities as of December 31, 2015 included $336 million in tax liabilities that have been reclassified to deferred taxes to reflect a reduction in the tax basis of our assets as a result of excluding the 2015 $1.39 billion of cancellation of debt income for tax purposes.

Statement of Operations Analysis

The following table presents the results of our operations:

	Three months ended March 31,
	2016	2015
	(in millions)
Oil and gas net sales	$304	$549
Other revenue	18	28
Production costs	(184)	(242)
General and administrative expenses	(67)	(76)
Depreciation, depletion and amortization	(147)	(253)
Taxes other than on income	(39)	(55)
Exploration expense	(5)	(17)
Interest and debt expense, net	(74)	(79)
Other expenses / (income), net	66	(24)
Income tax benefit	78	69
Net loss	$(50)	$(100)

Adjusted net loss(a)	$(100)	$(97)
Adjusted EBITDAX(b)	$124	$198

Effective tax rate	61%	41%
________________________

(a)	See "Financial and Operating Results" for our Non-GAAP reconciliation.

(b)
We define adjusted EBITDAX consistent with our Credit Facilities as earnings before interest expense; income taxes; depreciation, depletion and amortization; exploration expense; and certain other non-cash items and unusual, infrequent items. Our management believes adjusted EBITDAX provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry and investment community. The amounts included in the calculation of adjusted EBITDAX were computed in accordance with GAAP. This measure is a material component of our financial covenants under our Credit Facilities and is provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP. Certain items excluded from adjusted EBITDAX are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. Adjusted EBITDAX should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP.

The following table presents a reconciliation of the GAAP financial measure of net income / (loss) to the non-GAAP financial measure of adjusted EBITDAX:

	Three months ended March 31,
	2016	2015
	(in millions)
Net loss	$(50)	$(100)
Interest expense	74	79
Income tax benefit	(78)	(69)
Depreciation, depletion and amortization	147	253
Exploration expense	5	17
Adjusted income items(a)	13	5
Other non-cash items	13	13
Adjusted EBITDAX	$124	$198

(a)
For 2016, includes non-cash losses on outstanding hedges, severance and other employee-related costs, plant turnaround costs and gains on debt repurchases. For 2015, includes non-cash losses on outstanding hedges and rig termination costs.

The following presents costs included in our oil and gas operations, excluding certain corporate items, on a per Boe basis for the three months ended March 31:

	Three months ended March 31,
	2016	2015
Production costs	$13.69	$16.20
General and administrative expenses	$0.76	$0.87
Depreciation, depletion and amortization	$10.38	$16.49
Taxes other than on income	$2.65	$3.30

Three Months Ended March 31, 2016 vs. 2015

Oil and gas net sales decreased 45%, or $245 million, for the three months ended March 31, 2016, compared to the same period of 2015, due to an approximately $129 million negative impact from lower oil prices and volumes, $25 million from lower natural gas prices and volumes, $8 million from lower NGL prices and $79 million from non-cash hedge-related activity. The lower oil prices resulted from a significant decrease in benchmark prices, partially offset by improved differentials. The overall decrease in our realized oil prices was partially offset by the $55 million of cash generated from our hedging program. Average oil production decreased by 9% or 10,000 barrels per day to 98,000 barrels per day in the first quarter of 2016, compared to the same period of the prior year. NGL production decreased by 6% to 17,000 barrels per day. Natural gas production decreased by 19% to 196 MMcf per day, consistent with our focus on liquids. The first quarter production declines reflected reduced capital investments and selective deferral of workover and downhole maintenance activity and the effect of the planned power plant turnaround.

Other revenue decreased 36%, or $10 million, for the three months ended March 31, 2016, compared to the same period of 2015. The decrease reflected lower third-party power sales from our Elk Hills power plant, which was shut down for about half the quarter for the planned turnaround.

Production costs for the three months ended March 31, 2016 decreased $58 million, to $184 million or $13.69 per Boe, compared to $242 million or $16.20 per Boe for the same period of 2015, resulting in a 24% decrease on an absolute dollar basis. The decrease was driven by cost reductions across the board, particularly in well servicing efficiency, field personnel, energy use and lower natural gas prices, as well as management's decision to selectively defer workovers and downhole maintenance activity.

Our adjusted general and administrative expenses, which exclude severance and other employee-related costs, were lower for the three months ended March 31, 2016, compared to the same period of 2015, on a total dollar and per Boe basis, reflecting employee and contractor cost-reduction initiatives. The 2016 expenses also reflected lower stock-based compensation costs due to our lower quarter-end stock price. The non-cash portion of adjusted general and administrative expenses, comprising equity compensation and pension costs, was approximately $7 million and $9 million for the three months ended March 31, 2016 and 2015, respectively.

DD&A expense decreased 42%, or $106 million, for the three months ended March 31, 2016, compared to the same period of 2015. Of this decrease, approximately $90 million was due to a decrease in the DD&A rate that resulted from asset impairments in the fourth quarter of 2015, and approximately $16 million was attributable to lower volumes.

Taxes other than on income, which include ad valorem taxes, greenhouse gas emissions costs and production taxes, decreased for the three months ended March 31, 2016, compared to the same period of 2015, largely reflecting lower ad valorem taxes.

Exploration expense decreased 71%, or $12 million, for the three months ended March 31, 2016, compared to the same period of 2015, due to reduced exploration activity and lease rates.

Interest and debt expense, net, decreased to $74 million for the first quarter of 2016, compared to $79 million in the same period of 2015, due to the amortization of the gain from the fourth quarter 2015 bond exchange slightly offset by higher interest rates on the Senior Secured Second Lien notes and the Credit Facility.

Other income in the first quarter of 2016 largely consisted of the gains from debt repurchases and asset sales. Other expenses in both periods were comparable.

For the three months ended March 31, 2016, we had an income tax benefit of $78 million and a pre-tax loss of $128 million. For the same period of 2015, we had a benefit of $69 million and a pre-tax loss of $169 million. Our effective tax rate was 61% and 41% for the three months ended March 31, 2016 and March 31, 2015, respectively. The higher rate for the first quarter of 2016 reflected the deferred tax benefit related to the change in the valuation allowance.

Liquidity and Capital Resources

The primary source of liquidity and capital resources to fund our capital program and other obligations has been cash flow from operations. Operating cash flows, however, are largely dependent on oil and natural gas prices, sales volumes and costs. Oil and natural gas prices declined significantly during fiscal year 2015 and declined further in the first quarter of 2016. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

Much of the global exploration and production industry is challenged at current price levels, putting pressure on the industry's ability to generate positive cash flow and access capital. If commodity prices were to prevail through the year at about current levels, we may need to depend on our revolving credit facility for a portion of our cash needs for the year. Our ability to borrow under our revolving credit facility is limited by our ability to comply with its covenants, including quarterly financial covenants, and by our borrowing base. Effective May 2, 2016, the borrowing base under our credit facilities was reaffirmed at $2.3 billion. As of March 31, 2016, we had approximately $578 million of available borrowing capacity under our revolving credit facility.

Unless prices for our products increase significantly, we expect we will need to amend the covenants under our credit facilities before the end of March 2017 in order to remain compliant. We intend to discuss such amendments with our lenders later this year. We can give no assurances that our lenders will amend our covenants.  If we were to breach any of our credit facility covenants, our lenders would be permitted to accelerate the principal amount due under the credit facilities and foreclose on the assets securing them. If payment were accelerated under our credit facilities, it would result in a default under our outstanding notes and permit acceleration and foreclosure on the assets securing the secured notes.

In addition, in response to commodity price declines, we reduced our fiscal year 2016 capital budget to a current planned amount of $50 million, compared to 2015 actual capital investments of $401 million, consistent with our continued intent to reduce our capital program from 2015 levels to a level consistent with our expected operating cash flow. The deferral of the development of our properties will lead to a decline in our production in the near term. Over the long term, if commodity prices remain at depressed levels we may experience continued declines in our production and reserves, which would reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operations and the value of our assets.

We have taken a number of other steps to better align our cost structure with the current price environment. Through March 2016, we have reduced our workforce to below 1,500 employees. In addition, the management team accepted a 10% reduction in their salaries, and the board of directors accepted a 25% reduction in their annual cash retainer. We also substantially reduced our matching contributions to employees' 401(k) plans and suspended our retirement contributions to other non-qualified plans. As a result, in 2016, we expect to meaningfully reduce our production costs and general and administrative expense below 2015 levels. We expect that these measures will help offset the cash flow effects of prolonged low or deteriorating commodity prices to some extent.

We are also pursuing a number of alternatives to deleverage our balance sheet and better align our capital structure with the current commodity price environment. Potential transactions may include a combination of asset monetizations, joint ventures and other deleveraging opportunities, such as capital market alternatives. The asset monetization opportunities we are pursuing primarily involve our midstream and power assets. We may from time to time seek to pay down, retire or purchase our outstanding debt using cash or exchanging for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on available funds, prevailing market conditions, our liquidity requirements, contractual restrictions in our revolving credit facility and other factors. The amounts involved may be material. We can give no assurance that any of these efforts will be successful, provide sufficient capital or adequately deleverage our balance sheet.

We currently have the following Brent-based crude oil hedges:

	2016			2017	2018
	Q2	Q3	Q4	Q1 - Q4	Q1 - Q4
Calls:
Barrels per day	35,500	4,000	23,000	30,000	23,300
Weighted-average price per barrel	$66.15	$71.13	$53.67	$55.68	$57.99

Puts:
Barrels per day	55,500	28,000	3,000	—	—
Weighted-average price per barrel	$50.14	$50.65	$50.00	$—	$—

Swaps:
Barrels per day	—	1,000	25,000	—	—
Weighted-average price per barrel	$—	$61.25	$49.10	$—	$—
Credit Facilities

We have a credit agreement effective through September 2019 that provides for (i) a $975 million senior term loan facility (the Term Loan Facility) and (ii) a $1.6 billion senior revolving loan facility (the Revolving Credit Facility and, together with the Term Loan Facility, the Credit Facilities). All borrowings under these facilities are subject to certain customary conditions. We amended the Credit Facilities effective as of February 2016, to change certain of our financial and other covenants. We further amended these agreements in April 2016 to facilitate certain types of deleveraging transactions. Borrowings under our Credit Facilities are subject to a borrowing base which was reaffirmed at $2.3 billion as of May 2016. We have granted our lenders a first-lien security interest in a substantial majority of our assets.

The Revolving Credit Facility includes a sub-limit of $400 million for the issuance of letters of credit. As of March 31, 2016 and December 31, 2015, we had outstanding borrowings under our Revolving Credit Facility of $695 million and $739 million, respectively, and outstanding borrowings of $975 million and $1 billion under the Term Loan Facility, respectively. We made the first scheduled $25 million quarterly payment on the Term Loan Facility during the quarter ended March 31, 2016.

Borrowings under the Credit Facilities bear interest, at our election, at either a LIBOR rate or an alternate base rate (ABR) (equal to the greatest of (i) the administrative agent’s prime rate, (ii) the one-month LIBOR rate plus 1.00% and (iii) the federal funds effective rate plus 0.50%), in each case plus an applicable margin. This applicable margin is based, while our total leverage ratio exceeds 3.00:1.00, on our borrowing base utilization and will vary from (a) in the case of LIBOR loans, 2.50% to 3.50% and (b) in the case of ABR loans, 1.50% to 2.50%. The unused portion of the Revolving Credit Facility, as it may be limited by the borrowing base, is subject to a commitment fee equal to 0.50% per annum. We also pay customary fees and expenses under the Credit Facilities. Interest on ABR loans is payable quarterly in arrears.  Interest on LIBOR loans is payable at the end of each LIBOR period, but not less than quarterly.

Our financial performance covenants through December 31, 2016 comprise an obligation to achieve (i) a cumulative minimum EBITDAX during 2016 of $55 million through the first quarter, $130 million through the second quarter, $190 million through the third quarter and $250 million through the fourth quarter and (ii) a trailing twelve-month minimum interest coverage ratio of 2.00:1.00 as of the end of the first quarter of 2016, 1.50:1.00 as of the end of the second quarter, 1.25:1.00 as of the end of the third quarter, 0.70:1.00 as of the end of the fourth quarter and 2.00:1.00 thereafter as of each quarter end. Starting with the end of the first quarter of 2017, we will be subject to a trailing twelve-month maximum first lien senior secured leverage ratio of 2.25:1.00. Oil prices would need to increase significantly in order for us to comply with our covenants at the end of the first quarter in 2017. If commodity prices do not appreciate sufficiently, we intend to discuss further amendments with our lenders later this year that would permit us to comply. We can give no assurances that our lenders would amend our covenants. If we were to breach any of our covenants, our lenders would be permitted to accelerate the principal amount due under the Credit Facilities and foreclose on the assets securing them. If payment were accelerated under our Credit Facilities, it would result in a default under our outstanding notes and permit acceleration and foreclosure on the assets securing the secured notes.

Except as otherwise agreed with our lenders for specific transactions, our Credit Facilities require us to apply 100% of the proceeds from certain asset monetizations to repay loans outstanding under the Credit Facilities, except that we will be permitted to use up to 40% of proceeds from non-borrowing base asset sales to repurchase our notes to the extent available at a significant minimum discount to par, as specified in the facilities. Subject to compliance with our indentures, we may incur additional indebtedness to repurchase our notes in compliance with the Credit Facilities to the extent available at a significant minimum discount to par, as specified in the facilities, as follows: (i) up to $1 billion, which may be secured by liens that are junior to the liens securing our Credit Facilities, provided that at least 60% of the proceeds from the new debt is used first to repay loans outstanding under the Credit Facilities, and (ii) up to $200 million, which may be secured by first-priority liens on our non-borrowing base properties. The Credit Facilities also permit us to incur up to an additional $50 million of non-Credit Facility indebtedness, which, subject to compliance with our indentures, may be secured; and the proceeds of which must be applied to repay loans outstanding under the Credit Facilities. All of the foregoing prepayments will be applied first to our Term Loan Facility and second to our Revolving Credit Facility after the Term Loan Facility has been fully repaid (with a corresponding reduction to the lenders’ Revolving Credit Facility commitments). We must apply cash on hand in excess of $150 million to repay amounts outstanding under our Revolving Credit Facility. Further, we are restricted from (i) paying dividends or making other distributions to common stockholders and (ii) making capital investments exceeding $100 million during 2016.

Our borrowing base is redetermined each May 1 and November 1, commencing May 1, 2016. The borrowing base will be based upon a number of factors, including commodity prices and reserves levels. Increases in our borrowing base require approval of at least 80% of our revolving lenders, as measured by exposure, while decreases require a two-thirds approval. We and the lenders (requiring a request from the lenders holding two-thirds of the revolving commitments and outstanding loans) each may request a special redetermination once in any period between three consecutive scheduled redeterminations. We will be permitted to have collateral released when both (i) our credit ratings are at least Baa3 from Moody's and BBB- from S&P, in each case with a stable or better outlook, and (ii) certain permitted liens securing other debt are released.

All obligations under the Credit Facilities are guaranteed jointly and severally by all of our material wholly-owned material subsidiaries. The assets and liabilities of subsidiaries not guaranteeing the debt are de minimis.

Substantially all of the restrictions imposed by the February 2016 amendment to the Credit Facilities, other than the requirement for semiannual borrowing base redeterminations, may terminate in the future if we are able to comply with the financial covenants as they existed prior to giving effect to the amendment.

At March 31, 2016, we were in compliance with the financial and other covenants under our Credit Facilities.

Senior Notes

In October 2014, we issued $5.00 billion in aggregate principal amount of our senior unsecured notes, including $1.00 billion of 5% senior unsecured notes due January 15, 2020 (the 2020 notes), $1.75 billion of 5 1/2% senior unsecured notes due September 15, 2021 (the 2021 notes) and $2.25 billion of 6% senior unsecured notes due November 15, 2024 (the 2024 notes and together with the 2020 notes and the 2021 notes, the unsecured notes). The unsecured notes were issued at par and are fully and unconditionally guaranteed on a senior unsecured basis by all of our material subsidiaries. We used the net proceeds from the issuance of the unsecured notes to make a $4.95 billion cash distribution to Occidental in October 2014.

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

During the three months ended March 31, 2016, prior to our February 2016 amendment, we repurchased approximately $102 million in aggregate principal amount of the senior unsecured notes for $13 million in cash.

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

We estimate the fair value of fixed-rate debt, which is classified as Level 1, based on prices from known market transactions for our instruments. The estimated fair value of our debt at March 31, 2016 and December 31, 2015, including the fair value of the variable rate portion, which we believe approximates the carrying value, was approximately $3.0 billion and $3.6 billion, respectively, compared to a carrying value of approximately $6.0 billion and $6.1 billion. A one-eighth percent change in the variable interest rates on the borrowings under our Term Loan Facility and Revolving Credit Facility on March 31, 2016, would result in a $2.1 million change in annual interest expense.

As of March 31, 2016 and December 31, 2015, we had letters of credit in the aggregate amount of approximately $61 million and $70 million (including $52 million and $49 million under the Revolving Credit Facility), respectively, which were issued to support ordinary course marketing, regulatory and other matters.

Cash Flow Analysis

	Three months ended March 31,
	2016	2015
	(in millions)
Net cash flows provided by operating activities	$115	$115
Net cash flows used in investing activities	$(29)	$(313)
Net cash flows provided / (used) by financing activities	$(88)	$212
Adjusted EBITDAX (a)	$124	$198
_______________________________

(a)
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

The following table sets forth a reconciliation of the GAAP measure of net cash provided by operating activities to the non-GAAP financial measure of adjusted EBITDAX:

	Three months ended March 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$115	$115
Interest expense	74	79
Exploration expense	5	11
Changes in operating assets and liabilities	(98)	1
Non-cash gains/ (losses) in income	2	(26)
Adjusted income items	13	5
Other non-cash items	13	13
Adjusted EBITDAX	$124	$198

Our net cash provided by operating activities was $115 million for the three months ended March 31, 2016 and 2015. The first quarter of 2016, as compared with the same period in 2015, primarily reflected lower revenues, excluding non-cash hedge-related activity, of $175 million due to lower commodity prices and volumes, partially offset by lower production costs of $60 million, general and administrative expenses of $10 million and taxes other than on income of $15 million. The first quarter of 2016 also included the positive effect of working capital changes primarily related to lower trade receivables, net and higher accrued liabilities.

Our net cash flow used by investing activities decreased $284 million for the three months ended March 31, 2016, compared to the same period of 2015, primarily due to lower capital investments and lower payments related to capital activity from prior periods.

Our net cash flow used by financing activities of $88 million for the three months ended March 31, 2016 included approximately $44 million in net payments on the Revolving Credit Facility, $25 million in payments on the Term Loan and $20 million in debt repurchases and other costs. Our net cash flow provided by financing activities of $212 million for the three months ended March 31, 2015 included approximately $210 million in net borrowings on the Revolving Credit Facility.

2016 Capital Program

Our capital for the three months ended March 31, 2016 was $21 million. Of this amount, $18 million was for the planned turnaround at our Elk Hills power plant, of which payment of $14 million was deferred to future periods. The reductions in our capital program will negatively impact our production levels in the near term and sustained low-price periods may materially affect the quantities of oil and gas reserves we can economically produce over the longer term.

We focus on creating value and are committed to internally fund our capital budget with operating cash flows. Our low decline assets plus our high level of operational control and absence of long term commitments give us the flexibility to adjust the level of such capital investments as circumstances warrant. For 2016, the Board has approved a capital program of $50 million to maintain the mechanical integrity of our facilities and systems and operate them safely. In light of current commodity prices, we have built a dynamic budget for 2016 that adjusts our activity to align investments with projected cash flows. We will monitor prices and cash flow throughout the year and, if oil prices improve, may deploy additional capital focusing initially on a combination of capital workovers and new wells that meet our VCI investment metrics, while abiding by our financial covenants.

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

On April 21, 2016, a purported class action was filed against us in the United States District Court for the Southern District of New York on behalf of all beneficial owners of our unsecured notes from November 12, 2015 to the present.  The complaint alleges that our December 2015 debt exchange excluded non-qualified institutional holders in violation of the Trust Indenture Act of 1939 and related law and, thereby, impaired their rights to receive principal and interest payments.  The purported class action seeks declaratory relief that the debt exchange and the liens securing the new notes are null and void and that the debt exchange resulted in a default.  The plaintiff also seeks monetary damages and attorneys’ fees.  The Company plans to vigorously defend against the claims made by the plaintiff.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserves balances at March 31, 2016 and December 31, 2015 were not material to our balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.

We, our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with the Spin-off, purchases and other transactions that they have entered into with us. These indemnities include indemnities made to Occidental against certain tax-related liabilities that may be incurred by Occidental relating to the Spin-off and liabilities related to operation of our business while it was still owned by Occidental. As of March 31, 2016, we are not aware of material indemnity claims pending or threatened against the Company.

Significant Accounting and Disclosure Changes

In March 2016, the Financial Accounting Standards Board (FASB) simplified several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. These rules are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of these rules on our financial statements.
In March 2016, the FASB issued rules intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. These rules have the same effective date as the related revenue standard issued in 2014. We are currently evaluating the impact of these rules on our financial statements.
In February 2016, the FASB issued rules requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months and to include qualitative and quantitative disclosures with respect to the amount, timing, and uncertainty of cash flows arising from leases. These rules will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the impact of these rules on our financial statements.

In January 2016, the FASB issued rules that modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. Entities will have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. These new rules become effective for fiscal years beginning after December 15, 2017 with no early adoption permitted. We are currently evaluating the impact of these rules, but we do not expect them to have a significant impact on our financial statements.
Safe Harbor Statement Regarding Outlook and Forward-Looking Information

The information in this document includes forward-looking statements that involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements specifically include our expectations as to our future financial position, liquidity, cash flows, results of operations and business prospects, budgets, drilling and workover program, maintenance capital, projected production, projected costs, future operations, hedging activities, future transactions, planned capital investments and other guidance. Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. You can typically identify forward-looking statements by words such as aim, anticipate, believe, budget, continue, could, effort, estimate, expect, forecast, goal, guidance, intend, likely, may, might, objective, outlook, plan, potential, predict, project, seek, should, target, will or would and other similar words that reflect the prospective nature of events or outcomes. For any such forward-looking statement that includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, sometimes materially. Material risks that may affect our results of operations and financial position appear in Part I, Item 1A, Risk Factors of the 2015 Form 10-K.

Factors (but not necessarily all the factors) that could cause results to differ include: commodity price fluctuations; the ability of our lenders to limit our borrowing capacity; other liquidity constraints; the effect of our debt on our financial flexibility; limitations on our ability to enter efficient hedging transactions; insufficiency of our operating cash flow to fund planned capital expenditures; faster than expected production decline rates; inability to implement our capital investment program; inability to replace reserves; inability to obtain government permits and approvals; inability to monetize selected assets; restrictions and changes in restrictions imposed by regulations including those related to our ability to obtain, use, manage or dispose of water or use advanced well stimulation techniques like hydraulic fracturing; risks of drilling; tax law changes; competition with larger, better funded competitors for and costs of oilfield equipment, services, qualified personnel and acquisitions; the subjective nature of estimates of proved reserves and related future net cash flows; risks related to our disposition and acquisition activities; restriction of operations to, and concentration of exposure to events such as industrial accidents, natural disasters and labor difficulties in, California; the recoverability of resources; concerns about climate change and air quality issues; lower-than-expected production from development projects or acquisitions; catastrophic events for which we may be uninsured or underinsured; the effects of litigation; cyber attacks; operational issues that restrict market access; and uncertainties related to the Spin-off and the agreements related thereto.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2016, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Quantitative and Qualitative Disclosures About Market Risk in the 2015 Form 10-K, except for the following matters.

Commodity Price Risk
We currently have the following Brent-based crude oil hedges:

	2016			2017	2018
	Q2	Q3	Q4	Q1 - Q4	Q1 - Q4
Calls:
Barrels per day	35,500	4,000	23,000	30,000	23,300
Weighted-average price per barrel	$66.15	$71.13	$53.67	$55.68	$57.99

Puts:
Barrels per day	55,500	28,000	3,000	—	—
Weighted-average price per barrel	$50.14	$50.65	$50.00	$—	$—

Swaps:
Barrels per day	—	1,000	25,000	—	—
Weighted-average price per barrel	$—	$61.25	$49.10	$—	$—

As of March 31, 2016, we had derivative assets of $79 million and derivative liabilities of $74 million carried at fair value, as determined from prices provided by external sources other than those actively quoted, which mature in 2016 through 2018.

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
As of March 31, 2016, the substantial majority of the credit exposures related to our business was with investment grade counterparties. We believe exposure to credit-related losses related to our business at March 31, 2016 was not material and losses associated with credit risk have been insignificant for all years presented.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 6 to the consolidated condensed financial statements in Part I of this Form 10-Q and Part I, Item 3, "Legal Proceedings" in the Form 10-K for the year ended December 31, 2015.

Item 1.A.	Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading "Risk Factors" in our Form 10-K for the year ended December 31, 2015.

Item 5.	Other Disclosures

None

Item 6.	Exhibits

12	Computation of Ratios of Earnings to Fixed Charges.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA RESOURCES CORPORATION

DATE:	May 5, 2016	/s/ Roy Pineci
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