Form 10-Q
period 2017-06-30
California Resources Corp
filed 2017-08-03
CIK 1609253

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act):
Large Accelerated Filer ☐   Accelerated Filer ☑   Non-Accelerated Filer ☐   Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☑ No

Shares of common stock outstanding as of June 30, 2017	42,772,851

California Resources Corporation and Subsidiaries

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2017 and December 31, 2016
(in millions, except share data)

	June 30,	December 31,
	2017	2016

CURRENT ASSETS
Cash and cash equivalents	$9	$12
Trade receivables	193	232
Inventories	57	58
Other current assets, net	128	123
Total current assets	387	425

PROPERTY, PLANT AND EQUIPMENT	21,045	20,915
Accumulated depreciation, depletion and amortization	(15,307)	(15,030)
Total property, plant and equipment	5,738	5,885

OTHER ASSETS	29	44

TOTAL ASSETS	$6,154	$6,354

CURRENT LIABILITIES
Current maturities of long-term debt	$100	$100
Accounts payable	243	219
Accrued liabilities	264	407
Total current liabilities	607	726

LONG-TERM DEBT - PRINCIPAL AMOUNT	5,069	5,168

DEFERRED GAIN AND ISSUANCE COSTS, NET	369	397

OTHER LONG-TERM LIABILITIES	600	620

EQUITY

Preferred stock (20 million shares authorized at $0.01 par value) no shares outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock (200 million shares authorized at $0.01 par value) outstanding shares (June 30, 2017 - 42,772,851 and December 31, 2016 - 42,542,637)	—	—
Additional paid-in capital	4,871	4,861
Accumulated deficit	(5,399)	(5,404)
Accumulated other comprehensive loss	(11)	(14)

Total equity attributable to common stock	(539)	(557)
Noncontrolling interest	48	—
Total equity	(491)	(557)

TOTAL LIABILITIES AND EQUITY	$6,154	$6,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2017 and 2016
(in millions, except share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUES AND OTHER
Oil and gas net sales	$439	$404	$926	$733
Net derivative gains (losses)	43	(118)	116	(143)
Other revenue	34	31	64	49
Total revenues and other	516	317	1,106	639

COSTS AND OTHER
Production costs	216	188	427	372
General and administrative expenses	61	61	128	128
Depreciation, depletion and amortization	138	138	278	285
Taxes other than on income	31	42	64	81
Exploration expense	6	5	12	10
Other expenses, net	25	24	47	47
Total costs and other	477	458	956	923

OPERATING INCOME (LOSS)	39	(141)	150	(284)

NON-OPERATING INCOME (LOSS)
Interest and debt expense, net	(83)	(74)	(167)	(148)
Net gains on early extinguishment of debt	—	44	4	133
Gains on asset divestitures	—	31	21	31
Other non-operating expense	(3)	—	(3)	—
(LOSS) INCOME BEFORE INCOME TAXES	(47)	(140)	5	(268)
Income tax benefit	—	—	—	78
NET (LOSS) INCOME	(47)	(140)	5	(190)
Net income attributable to noncontrolling interest	(1)	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCK	$(48)	$(140)	$5	$(190)

(Loss) Earnings per share of common stock
Basic	$(1.13)	$(3.51)	$0.12	$(4.85)
Diluted	$(1.13)	$(3.51)	$0.12	$(4.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2017 and 2016
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(47)	$(140)	$5	$(190)
Net income attributable to noncontrolling interest	(1)	—	—	—
Other comprehensive income items:
Reclassification to income of realized losses on pension and postretirement(a)	—	3	3	6
Total other comprehensive income, net of tax	—	3	3	6
Comprehensive (loss) income attributable to common stock	$(48)	$(137)	$8	$(184)

(a)	No associated tax for the three and six months ended June 30, 2017 and 2016. See Note 10, Retirement and Postretirement Benefit Plans, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2017 and 2016
(in millions)

	Six months ended June 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$5	$(190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	278	285
Deferred income tax benefit	—	(78)
Net derivative (gains) losses	(116)	143
Net proceeds on settled derivatives	7	75
Net gains on early extinguishment of debt	(4)	(133)
Amortization of deferred gain and issuance costs	(26)	(29)
Gains on asset divestitures	(21)	(31)
Other non-cash losses in income, net	17	43
Dry hole expenses	1	—
Changes in operating assets and liabilities, net	(21)	(41)
Net cash provided by operating activities	120	44

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(132)	(26)
Changes in capital investment accruals	26	(11)
Asset divestitures	33	19
Acquisitions and other	(1)	—
Net cash used by investing activities	(74)	(18)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	728	743
Repayments of revolving credit facility	(733)	(701)
Payments on first-lien first-out term loan	(66)	(61)
Debt repurchases	(24)	(13)
Debt transaction costs	(2)	(7)
Contribution from noncontrolling interest, net	49	—
Dividends paid to noncontrolling interest	(1)	—
Employee stock purchases and other	—	3
Net cash used by financing activities	(49)	(36)
Decrease in cash and cash equivalents	(3)	(10)
Cash and cash equivalents—beginning of period	12	12
Cash and cash equivalents—end of period	$9	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2017

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

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries, and all references to ‘‘Occidental’’ refer to Occidental Petroleum Corporation, our former parent, and its subsidiaries.

Basis of Presentation

In the opinion of our management, the accompanying financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2017 and the statements of operations, comprehensive income, and cash flows for the three and six months ended June 30, 2017 and 2016, as applicable. We have eliminated all of our significant intercompany transactions and accounts.

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

Certain prior year amounts have been reclassified to conform to the 2017 presentation. On the statements of operations, we reclassified net gains on early extinguishment of debt, gains on asset divestitures and other non-operating expense out of other (income) expenses, net. On the statements of cash flows, we reclassified net gains on early extinguishment of debt, amortization of deferred gain and issuance costs and gains on asset divestitures out of other non-cash (gains) losses in income, net. We also reclassified debt repurchases and debt transaction costs into their own line items from debt repurchase and amendment costs.

NOTE 2	ACCOUNTING AND DISCLOSURE CHANGES

Recently Issued Accounting and Disclosure Changes

In 2016, the Financial Accounting Standards Board (FASB) issued rules clarifying the revenue recognition standard issued in 2014. Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new rules also require more detailed disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. We are currently reviewing the provisions of these rules, analyzing the impact on our revenue contracts, reviewing current accounting policies and practices to identify potential differences that would result from applying these rules to our revenue contracts and assessing their potential impact on our financial statements and disclosures. Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of the new rules. We will adopt these rules in the first quarter of 2018 and expect to apply the modified retrospective approach upon adoption with the cumulative effect of applying the rules, if any, recognized as of the date of initial application.

In January 2017, the FASB issued rules that changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The rules are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of these rules to have a significant impact on our financial statements.

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

In May 2017, the FASB issued rules to simplify the guidance on the modification of share-based payment awards. The amendments provide clarity on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting prospectively. The rules are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied prospectively to any awards modified on or after the adoption date.

Recently Adopted Accounting and Disclosure Changes

In July 2015, the FASB issued rules requiring entities to measure inventory at the lower of cost or net realizable value. We adopted these rules in the first quarter of 2017 with no changes to our financial statements.

NOTE 3	OTHER INFORMATION

Other current assets, net at June 30, 2017 and December 31, 2016 included derivative assets from commodities contracts of $56 million and $39 million and amounts due from joint interest partners, net, of approximately $54 million and $51 million, respectively. The December 31, 2016 balance in other current assets also included $19 million of assets held for sale.

Accrued liabilities at June 30, 2017 and December 31, 2016 reflected net greenhouse gas obligations of $99 million and $89 million, accrued employee-related costs of $48 million and $91 million, accrued interest of $23 million and $25 million and derivative liabilities from commodities contracts of $19 million and $103 million, respectively.

Other long-term liabilities included asset retirement obligations of $406 million and $397 million at June 30, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and other on-balance sheet financial instruments, other than debt, approximate fair value.

Supplemental Cash Flow Information

We did not make U.S. federal and state income tax payments during the three and six months ended June 30, 2017 and 2016. Interest paid totaled approximately $195 million and $180 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 4    INVENTORIES

Inventories as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
Materials and supplies	$54	$55
Finished goods	3	3
Total	$57	$58

NOTE 5     DEBT

Debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
	(in millions)
2014 First-Out Credit Facilities (Secured First Lien)
Revolving Credit Facility	$842	$847
Term Loan Facility	584	650
2016 Second-Out Credit Agreement (Secured First Lien)	1,000	1,000
Senior Notes (Secured Second Lien)
8% Notes Due 2022	2,250	2,250
Senior Unsecured Notes
5% Notes Due 2020	165	193
5 ½% Notes Due 2021	135	135
6% Notes Due 2024	193	193
Total Debt - Principal Amount	5,169	5,268
Less Current Maturities of Long-Term Debt	(100)	(100)
Long-Term Debt - Principal Amount	$5,069	$5,168

At June 30, 2017, deferred gain and issuance costs were $369 million net, consisting of $452 million of deferred gains offset by $83 million of deferred issuance costs and original issue discounts. The December 31, 2016 deferred gain and issuance costs were $397 million net, consisting of $489 million of deferred gains offset by $92 million of deferred issuance costs and original issue discounts.

Credit Facilities

2014 First-Out Credit Facilities

Our first-lien, first-out credit facilities (2014 First-Out Credit Facilities) comprise (i) a $584 million senior term loan facility (the Term Loan Facility) and (ii) a $1.4 billion senior revolving loan facility (the Revolving Credit Facility). We are permitted to increase the size of the Revolving Credit Facility by up to $245 million if we obtain additional commitments from new or existing lenders. During the second quarter of 2017, we added a new lender in the amount of $5 million. The Revolving Credit Facility includes a sub-limit of $400 million for the issuance of letters of credit. Our credit limit under the 2014 First-Out Credit Facilities is approximately $2.0 billion. Borrowings under these facilities are also subject to a borrowing base, which was reaffirmed at $2.3 billion as of May 1, 2017.

The 2014 First-Out Credit Facilities mature at the earlier of November 2019 and the 182nd day prior to the maturity of our 5% senior unsecured notes due January 15, 2020 (the 2020 notes) to the extent that more than $100 million of such notes remain outstanding at such date.

As of June 30, 2017 and December 31, 2016, we had outstanding borrowings of $842 million and $847 million under our Revolving Credit Facility, and $584 million and $650 million under the Term Loan Facility, respectively. We made scheduled quarterly payments of $25 million on the Term Loan Facility in 2016 and the first half of 2017. Additionally, in February 2017, we made a $16 million Term Loan Facility prepayment from the proceeds of non-core asset sales.

The lenders under the 2014 First-Out Credit Facilities have a first-priority lien in a substantial majority of our assets, including our Elk Hills power plant and midstream assets. We also granted a lien in the same assets to the lenders under our first-lien, second-out term loan credit facility (2016 Second-Out Credit Agreement) and the holders of our 8% senior secured second-lien notes due December 15, 2022 (2022 notes).

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

Our financial performance covenants under the 2014 First-Out Credit Facilities require that (i) the ratio of our first-lien, first-out secured debt to trailing four quarter EBITDAX (the First-Lien First-Out Leverage Ratio) not exceed 3.50 to 1.00 at June 30, 2017 and 3.25 to 1.00 at September 30 and December 31, 2017 and (ii) the total interest expense coverage ratio at each quarter end not be less than 1.20 to 1.00 through the quarter ending December 31, 2017. Beginning with the end of the first quarter of 2018, the First-Lien First-Out Leverage Ratio may not exceed 2.25 to 1.00 and the total interest expense coverage ratio may not be less than 2.00 to 1.00. The required ratios for 2018 and beyond were last amended in February 2016 and were not changed in subsequent modifications when the ratios through the end of 2017 were amended. The covenants also include a requirement that our first-lien asset coverage ratio must be at least 1.20 to 1.00 as of each June 30 and December 31 and a requirement that minimum monthly liquidity be not less than $250 million as of the last day of any calendar month. As of June 30, 2017, we had approximately $437 million of available borrowing capacity, subject to the minimum liquidity requirement.

We must generally apply 100% of the net cash proceeds from asset sales (other than permitted development joint ventures) to repay loans outstanding under the 2014 First-Out Credit Facilities, except that we are permitted to use up to 50% of net cash proceeds from non-borrowing base asset sales or monetizations (i) to repurchase our notes to the extent available at a significant minimum discount to par, (ii) to purchase up to $140 million of certain of our unsecured notes at a discount, (iii) for general corporate purposes or (iv) for oil and gas expenditures. At least 75% of asset sale proceeds must be in cash (50% for sales of non-borrowing base assets unless our leverage ratio is less than 4:00 to 1:00 at which time the requirement falls to 40%), other than permitted development joint ventures and certain other transactions. The 2014 First-Out Credit Facilities also permit us to incur up to an additional $50 million of non-facility indebtedness, which may be secured by non-borrowing base assets, subject to compliance with our financial covenants and indentures, the proceeds of which must be applied to repay the Term Loan Facility. We must apply cash on hand in excess of $150 million daily to repay amounts outstanding under our Revolving Credit Facility. Further, we are restricted from paying dividends or making other distributions to common stockholders.

Our borrowing base under the 2014 First-Out Credit Facilities is redetermined each May 1 and November 1. The borrowing base is based upon a number of factors, including commodity prices and reserves, declines in which could cause our borrowing base to be reduced. Increases in our borrowing base require approval of at least 80% of our revolving lenders, as measured by exposure, while decreases or affirmations require a two-thirds approval. We and the lenders (requiring a request from the lenders holding two-thirds of the revolving commitments and outstanding loans) each may request a special redetermination once in any period between three consecutive scheduled redeterminations. We will be permitted to have collateral released when both (i) our credit ratings are at least Baa3 from Moody's and BBB- from S&P, in each case with a stable or better outlook, and (ii) certain permitted liens securing other debt are released.

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

The 2016 Second-Out Credit Agreement matures at the earlier of December 2021 and the 91st day prior to maturity of the 2020 notes and 5 ½% senior unsecured notes due September 15, 2021 (2021 notes) if the outstanding principal amount of either series exceeds $100 million prior to its respective maturity date. As of June 30, 2017, we had $165 million and $135 million in aggregate principal amount of outstanding 2020 notes and 2021 notes, respectively.

The 2016 Second-Out Credit Agreement is secured by a security interest in the same collateral used to secure the 2014 First-Out Credit Facilities, but, under intercreditor arrangements with the 2014 First-Out Credit Facilities lenders, are second in collateral recovery behind such lenders. Prepayment of the 2016 Second-Out Credit Agreement is subject to a make-whole premium prior to the third anniversary of closing and a premium to par equal to 50% of coupon between the third anniversary and the fourth anniversary. Following the fourth anniversary, we may redeem at par. At both June 30, 2017 and December 31, 2016, we had $1 billion outstanding under the 2016 Second-Out Credit Agreement.

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

In 2015, we repurchased approximately $33 million in principal amount of the 2020 notes for $13 million in cash.

In 2016, we repurchased over $1.5 billion of our outstanding unsecured notes, primarily using drawings of $750 million on our Revolving Credit Facility and cash from operations. We also exchanged approximately 3.4 million shares of our common stock for unsecured notes in an aggregate principal amount of over $100 million.

In the first quarter of 2017, we purchased $28 million in aggregate principal amount of our 2020 notes for $24 million in cash.

We pay interest semiannually in cash in arrears on January 15 and July 15 for the 2020 notes, on March 15 and September 15 for the 2021 notes, on June 15 and December 15 for the 2022 notes and on May 15 and November 15 for the 2024 notes.

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

We may redeem the 2022 notes (i) prior to December 15, 2017 from the proceeds of certain equity offerings, in an amount up to 35% of the initial aggregate principal amount of the notes initially issued plus any additional notes issued, at a redemption price equal to 108% of the principal amount redeemed, plus accrued and unpaid interest, (ii) prior to December 15, 2018, in whole or in part at a redemption price equal to 100% of the principal amount redeemed plus a make-whole amount and accrued and unpaid interest and (iii) on or after December 15, 2018, in whole or in part at a fixed redemption price during 2018, 2019 and thereafter of 104%, 102% and 100% of the principal amount redeemed, respectively, plus accrued and unpaid interest.

Other

All obligations under the Credit Facilities and the notes are guaranteed both fully and unconditionally and jointly and severally by all of our material wholly owned subsidiaries.

The terms and conditions of all of our indebtedness are subject to additional qualifications and limitations that are set forth in the relevant governing documents.

At June 30, 2017, we were in compliance with all financial and other covenants under our Credit Facilities.

We estimate the fair value of fixed-rate debt, which is classified as Level 1, based on prices from known market transactions for our instruments. The estimated fair value of our debt at June 30, 2017 and December 31, 2016, including the fair value of the variable rate portion, was approximately $4.1 billion and $4.9 billion, respectively, compared to a carrying value of approximately $5.2 billion and $5.3 billion. A one-eighth percent change in the variable interest rates on the borrowings under our Credit Facilities on June 30, 2017 would result in a $3 million change in annual interest expense.

As of June 30, 2017 and December 31, 2016, we had letters of credit of approximately $126 million and $130 million, respectively, under the Revolving Credit Facility. These letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters.

NOTE 6	ACQUISITIONS, DIVESTITURES AND OTHER

In February 2017, we divested non-core assets resulting in $32 million of proceeds and a $21 million gain.

In February 2017, we entered into a joint venture with Benefit Street Partners (BSP) under which BSP will invest up to $250 million, subject to agreement of the parties, to be used to develop certain of our oil and gas properties in exchange for our contribution of a net profits interest (NPI) in existing and future production from such properties. If BSP receives cash distributions equal to a predetermined threshold return, the NPI reverts to us in its entirety. BSP contributed $50 million in the first quarter of 2017 and $50 million in July 2017. Approximately $2 million is included in cash and cash equivalents at June 30, 2017, which was designated for distribution to BSP. Our consolidated financial statements reflect the full operations of this joint venture, with the net income of the joint venture being reported as a noncontrolling interest.

In April 2017, we entered into a joint venture with Macquarie Infrastructure and Real Assets Inc. (MIRA) under which MIRA will invest up to $300 million, subject to agreement of the parties, to develop certain of our oil and gas properties in exchange for a 90% working interest in the related properties. MIRA will fund 100% of the development cost of such properties. Our 10% working interest reverts to 75% if MIRA receives cash distributions equal to a predetermined threshold return. MIRA initially committed $160 million, which is intended to be invested over two years. Of the committed amount, MIRA contributed $8 million for drilling projects in the second quarter of 2017, with additional funding expected during the course of the year and in 2018. Our consolidated financial statements reflect only our working interest share in this joint venture.

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

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at June 30, 2017 and December 31, 2016 were not material to our balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.

We, our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with the Spin-off, purchases and other transactions that they have entered into with us. These indemnities include indemnities made to Occidental against certain tax-related liabilities that may be incurred by Occidental relating to the Spin-off and liabilities related to operation of our business while it was still owned by Occidental. As of June 30, 2017, we are not aware of material indemnity claims pending or threatened against the company.

We are currently under examination by the Internal Revenue Service for our U.S. federal income tax return for the post-Spin-off period in 2014 and calendar year 2015. No significant issues have been raised to date. State returns for these years remain subject to examination.

NOTE 8    DERIVATIVES

General

We use a variety of derivative instruments to protect our cash flows, margins and capital investment program from the cyclical nature of commodity prices and to improve our ability to comply with the covenants of our credit facilities in case of price deterioration. We will continue to be strategic and opportunistic in implementing our hedging program as market conditions permit. Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty.

As of June 30, 2017, we did not have any derivatives designated as hedges. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to achieve our hedging program goals, even though they are not necessarily accounted for as cash-flow or fair-value hedges. As part of our hedging program, we entered into a number of derivative transactions that resulted in the following Brent-based crude oil contracts as of June 30, 2017:

	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 - Q4 2018	FY 2019	FY 2020

Calls:
Barrels per day	5,600	5,600	16,200	15,500	15,500	500	400
Weighted-average price per barrel	$57.54	$57.54	$58.81	$58.87	$58.87	$60.00	$60.00

Purchased Puts:
Barrels per day	17,600	10,600	600	500	500	500	400
Weighted-average price per barrel	$50.85	$48.11	$50.00	$50.00	$50.00	$50.00	$50.00

Sold Puts:
Barrels per day	—	—	10,000	10,000	—	—	—
Weighted-average price per barrel	$—	$—	$45.00	$45.00	$—	$—	$—

Swaps:
Barrels per day	25,000	25,000	10,000	10,000	—	—	—
Weighted-average price per barrel	$54.99	$54.99	$60.00	$60.00	$—	$—	$—

For purchased puts, we would receive settlement payments for prices below the indicated weighted-average price per barrel. For sold puts, we would make settlement payments for prices below the indicated weighted-average price per barrel. From time to time, we use puts in conjunction with other derivatives to increase the efficacy of our hedging activities.

Some of our fourth quarter 2017 swaps grant our counterparties the option to increase volumes by up to 10,000 barrels per day at a weighted-average Brent price of $55.46. As of June 30, 2017 our counterparties also have options to further increase swap volumes for the first half of 2018 by up to 10,000 barrels per day at a weighted-average Brent price of $60.00.

Additional hedges for 2018 were put in place after June 30, 2017 that are not included in the table above.

Fair Value of Derivatives
Our commodity derivatives are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are all classified as Level 2 in the required fair value hierarchy for the periods presented. The following table presents the fair values (at gross and net) of our outstanding derivatives as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
Assets
Commodity Contracts	Other current assets	$59	$(3)	$56
Commodity Contracts	Other assets	4	—	4

Liabilities
Commodity Contracts	Accrued liabilities	(22)	3	(19)
Commodity Contracts	Other long-term liabilities	(13)	—	(13)
Total derivatives		$28	$—	$28

	December 31, 2016
	Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
Assets
Commodity Contracts	Other current assets	$88	$(49)	$39
Commodity Contracts	Other assets	25	(6)	19

Liabilities
Commodity Contracts	Accrued liabilities	(152)	49	(103)
Commodity Contracts	Other long-term liabilities	(58)	6	(52)
Total derivatives		$(97)	$—	$(97)

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

For the three and six months ended June 30, 2017, we issued approximately 61,000 shares and 103,000 shares, respectively, of common stock in connection with our employee stock purchase plan. For the three and six months ended June 30, 2016, we issued approximately 86,000 shares and 184,000 shares, respectively, of common stock in connection with our employee stock purchase plan.

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions, except per-share amounts)
Basic EPS calculation
Net (loss) income attributable to common stock	$(48)	$(140)	$5	$(190)
Less: net income (loss) allocated to participating securities	—	—	—	—
Net (loss) income available to common stockholders	$(48)	$(140)	$5	$(190)

Weighted-average common shares outstanding - basic	42.4	39.9	42.4	39.2
Basic EPS	$(1.13)	$(3.51)	$0.12	$(4.85)

Diluted EPS calculation
Net (loss) income attributable to common stock	$(48)	$(140)	$5	$(190)
Less: net income (loss) allocated to participating securities	—	—	—	—
Net (loss) income available to common stockholders	$(48)	$(140)	$5	$(190)

Weighted-average common shares outstanding - basic	42.4	39.9	42.4	39.2
Dilutive effect of potentially dilutive securities	—	—	0.3	—
Weighted-average common shares outstanding - diluted	42.4	39.9	42.7	39.2
Diluted EPS	$(1.13)	$(3.51)	$0.12	$(4.85)

NOTE 10    RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans:

	Three months ended June 30,
	2017		2016
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
	(in millions)
Service cost	$—	$1	$—	$1
Interest cost	1	1	1	1
Expected return on plan assets	(1)	—	(1)	—
Recognized actuarial loss	1	—	—	—
Settlement loss	—	—	3	—
Total	$1	$2	$3	$2

	Six months ended June 30,
	2017		2016
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
	(in millions)
Service cost	$—	$2	$1	$2
Interest cost	1	2	1	2
Expected return on plan assets	(1)	—	(2)	—
Recognized actuarial loss	1	—	1	—
Settlement loss	3	—	6	—
Total	$4	$4	$7	$4

During the three months ended June 30, 2017 and 2016, we contributed $1 million to our defined benefit pension plans. During the six months ended June 30, 2017 and 2016, we contributed $5 million and $6 million, respectively, to our defined benefit pension plans. We expect to satisfy minimum funding requirements with contributions of $2 million to our defined benefit pension plans during the remainder of 2017. The 2017 and 2016 settlements were associated with early retirements.

NOTE 11    INCOME TAXES
For the three and six months ended June 30, 2017, we did not provide any current or deferred tax provision or benefit. The difference between our expected tax rate and our effective tax rate for the periods is primarily related to changes in our valuation allowance. Given our recent and anticipated future earnings trends, we have recorded a full valuation allowance against our net deferred tax asset and do not believe any of our valuation allowance as of June 30, 2017 will be released within the next 12 months. The amount of the net deferred tax assets considered realizable could however be adjusted if estimates change. In the first quarter of 2016, we had a deferred tax benefit of $78 million resulting from a change in valuation allowance.

NOTE 12    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our Credit Facilities and Senior Notes (Note 5 - Debt) are guaranteed both fully and unconditionally and jointly and severally by our material wholly owned subsidiaries (Guarantor Subsidiaries). Certain of our subsidiaries do not guarantee our Credit Facilities and Senior Notes (Non-Guarantor Subsidiaries). The following condensed consolidating balance sheets at June 30, 2017 and December 31, 2016, condensed consolidating statements of operations for the three and six months ended June 30, 2017 and 2016 and condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016 reflect the condensed consolidating financial information of our parent company, CRC (Parent), our combined Guarantor Subsidiaries, our combined Non-Guarantor Subsidiaries and the consolidation and elimination entries necessary to arrive at the information for CRC on a consolidated basis.

The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheet
As of June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions, except share data)
CURRENT ASSETS
Cash and cash equivalents	$1	$6	$2	$—	$9
Trade receivables	—	193	—	—	193
Inventories	—	57	—	—	57
Other current assets, net	8	119	2	(1)	128
Total current assets	9	375	4	(1)	387

PROPERTY, PLANT AND EQUIPMENT	34	20,947	64	—	21,045
Accumulated depreciation, depletion and amortization	(10)	(15,280)	(17)	—	(15,307)
Total property, plant and equipment	24	5,667	47	—	5,738

INVESTMENTS IN CONSOLIDATED ENTITIES	5,977	562	—	(6,539)	—

OTHER ASSETS	—	27	2	—	29

TOTAL ASSETS	$6,010	$6,631	$53	$(6,540)	$6,154

CURRENT LIABILITIES
Current maturities of long-term debt	$100	$—	$—	$—	$100
Accounts payable	(2)	245	—	—	243
Accrued liabilities	77	188	—	(1)	264
Total current liabilities	175	433	—	(1)	607

LONG-TERM DEBT - PRINCIPAL AMOUNT	5,069	—	—	—	5,069

DEFERRED GAIN AND ISSUANCE COSTS, NET	369	—	—	—	369

OTHER LONG-TERM LIABILITIES	137	462	1	—	600

AMOUNTS DUE TO (FROM) AFFILIATES	799	(799)	—	—	—

EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	4,871	14,432	51	(14,483)	4,871
Accumulated deficit	(5,399)	(7,855)	(47)	7,902	(5,399)
Accumulated other comprehensive loss	(11)	(42)	—	42	(11)
Total equity attributable to common stock	(539)	6,535	4	(6,539)	(539)
Noncontrolling interest	—	—	48	—	48
Total equity	(539)	6,535	52	(6,539)	(491)

TOTAL LIABILITIES AND EQUITY	$6,010	$6,631	$53	$(6,540)	$6,154

Condensed Consolidating Balance Sheet
As of December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions, except share data)
CURRENT ASSETS
Cash and cash equivalents	$—	$12	$—	$—	$12
Trade receivables	—	232	—	—	232
Inventories	—	58	—	—	58
Other current assets, net	7	116	—	—	123
Total current assets	7	418	—	—	425

PROPERTY, PLANT AND EQUIPMENT	33	20,865	17	—	20,915
Accumulated depreciation, depletion and amortization	(8)	(15,009)	(13)	—	(15,030)
Total property, plant and equipment	25	5,856	4	—	5,885

INVESTMENTS IN CONSOLIDATED ENTITIES	5,713	537	—	(6,250)	—

OTHER ASSETS	—	44	—	—	44

TOTAL ASSETS	$5,745	$6,855	$4	$(6,250)	$6,354

CURRENT LIABILITIES
Current maturities of long-term debt	$100	$—	$—	$—	$100
Accounts payable	(1)	220	—	—	219
Accrued liabilities	122	285	—	—	407
Total current liabilities	221	505	—	—	726

LONG-TERM DEBT - PRINCIPAL AMOUNT	5,168	—	—	—	5,168

DEFERRED GAIN AND ISSUANCE COSTS, NET	397	—	—	—	397

OTHER LONG-TERM LIABILITIES	132	487	1	—	620

AMOUNTS DUE TO (FROM) AFFILIATES	384	(384)	—	—	—

EQUITY
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	4,861	14,432	51	(14,483)	4,861
Accumulated deficit	(5,404)	(8,139)	(48)	8,187	(5,404)
Accumulated other comprehensive loss	(14)	(46)	—	46	(14)
Total equity attributable to common stock	(557)	6,247	3	(6,250)	(557)
Noncontrolling interest	—	—	—	—	—
Total equity	(557)	6,247	3	(6,250)	(557)

TOTAL LIABILITIES AND EQUITY	$5,745	$6,855	$4	$(6,250)	$6,354

Condensed Consolidating Statement of Operations
For the three months ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
REVENUES
Oil and gas net sales	—	439	—	—	439
Net derivative gains	—	43	—	—	43
Other revenue	18	33	4	(21)	34
Total revenues and other	$18	$515	$4	$(21)	$516

COSTS AND OTHER
Production costs	—	216	—	—	216
General and administrative expenses	51	10	—	—	61
Depreciation, depletion and amortization	2	133	3	—	138
Taxes other than on income	—	31	—	—	31
Exploration expense	—	6	—	—	6
Other expenses (income), net	2	44	—	(21)	25
Total costs and other	55	440	3	(21)	477

OPERATING (LOSS) INCOME	(37)	75	1	—	39

NON-OPERATING INCOME (LOSS)
Interest and debt expense, net	(84)	1	—	—	(83)
Net gains on early extinguishment of debt	—	—	—	—	—
Gains on asset divestitures	—	—	—	—	—
Other non-operating expense	(3)	—	—	—	(3)
(LOSS) INCOME BEFORE INCOME TAXES	(124)	76	1	—	(47)
Income tax benefit	—	—	—	—	—
NET (LOSS) INCOME	(124)	76	1	—	(47)
Net income attributable to noncontrolling interest	—	—	(1)	—	(1)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCK	$(124)	$76	$—	$—	$(48)

Condensed Consolidating Statement of Operations
For the three months ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
REVENUES
Oil and gas net sales	—	403	1	—	404
Net derivative losses	—	(118)	—	—	(118)
Other revenue	—	31	—	—	31
Total revenues and other	$—	$316	$1	$—	$317

COSTS AND OTHER
Production costs	—	187	1	—	188
General and administrative expenses	49	12	—	—	61
Depreciation, depletion and amortization	1	137	—	—	138
Taxes other than on income	—	42	—	—	42
Exploration expense	—	5	—	—	5
Other expenses, net	—	24	—	—	24
Total costs and other	50	407	1	—	458

OPERATING LOSS	(50)	(91)	—	—	(141)

NON-OPERATING INCOME (LOSS)
Interest and debt expense, net	(75)	1	—	—	(74)
Net gains on early extinguishment of debt	44	—	—	—	44
Gains on asset divestitures	—	31	—	—	31
Other non-operating income (expense)	—	—	—	—	—
LOSS BEFORE INCOME TAXES	(81)	(59)	—	—	(140)
Income tax benefit	—	—	—	—	—
NET LOSS	(81)	(59)	—	—	(140)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(81)	$(59)	$—	$—	$(140)

Condensed Consolidating Statement of Operations
For the six months ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
REVENUES
Oil and gas net sales	—	925	1	—	926
Net derivative gains (losses)	—	117	(1)	—	116
Other revenue	17	63	5	(21)	64
Total revenues and other	$17	$1,105	$5	$(21)	$1,106

COSTS AND OTHER
Production costs	—	426	1	—	427
General and administrative expenses	104	24	—	—	128
Depreciation, depletion and amortization	3	272	3	—	278
Taxes other than on income	—	64	—	—	64
Exploration expense	—	12	—	—	12
Other expenses (income), net	2	65	1	(21)	47
Total costs and other	109	863	5	(21)	956

OPERATING (LOSS) INCOME	(92)	242	—	—	150

NON-OPERATING INCOME (LOSS)
Interest and debt expense, net	(168)	1	—	—	(167)
Net gains on early extinguishment of debt	4	—	—	—	4
Gains on asset divestitures	—	21	—	—	21
Other non-operating expense	(3)	—	—	—	(3)
(LOSS) INCOME BEFORE INCOME TAXES	(259)	264	—	—	5
Income tax benefit	—	—	—	—	—
NET (LOSS) INCOME	(259)	264	—	—	5
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCK	$(259)	$264	$—	$—	$5

Condensed Consolidating Statement of Operations
For the six months ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
REVENUES
Oil and gas net sales	—	732	1	—	733
Net derivative losses	—	(143)	—	—	(143)
Other revenue	—	49	—	—	49
Total revenues and other	$—	$638	$1	$—	$639

COSTS AND OTHER
Production costs	—	371	1	—	372
General and administrative expenses	102	26	—	—	128
Depreciation, depletion and amortization	3	282	—	—	285
Taxes other than on income	—	81	—	—	81
Exploration expense	—	10	—	—	10
Other expenses, net	—	47	—	—	47
Total costs and other	105	817	1	—	923

OPERATING LOSS	(105)	(179)	—	—	(284)

NON-OPERATING INCOME (LOSS)
Interest and debt expense, net	(150)	2	—	—	(148)
Net gains on early extinguishment of debt	133	—	—	—	133
Gains on asset divestitures	—	31	—	—	31
Other non-operating income	—	—	—	—	—
LOSS BEFORE INCOME TAXES	(122)	(146)	—	—	(268)
Income tax benefit	78	—	—	—	78
NET LOSS	(44)	(146)	—	—	(190)
Net (income) loss attributable to noncontrolling interest	—	—	—	—	—
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(44)	$(146)	$—	$—	$(190)

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(259)	$264	$—	$—	$5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	3	272	3	—	278
Net derivative (gains) losses	—	(117)	1	—	(116)
Net proceeds on settled derivatives	—	7	—	—	7
Net gains on early extinguishment of debt	(4)	—	—	—	(4)
Deferred gain and issuance costs amortization	(26)	—	—	—	(26)
Gains on asset divestitures	—	(21)	—	—	(21)
Other non-cash losses in income, net	10	7	—	—	17
Dry hole expenses	—	1	—	—	1
Changes in operating assets and liabilities, net	(43)	24	(2)	—	(21)
Net cash (used) provided by operating activities	(319)	437	2	—	120

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(1)	(131)	—	—	(132)
Changes in capital investment accruals	—	26	—	—	26
Asset divestitures	—	33	—	—	33
Acquisitions and other	—	46	(47)	—	(1)
Net cash used by investing activities	(1)	(26)	(47)	—	(74)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	728	—	—	—	728
Repayments of revolving credit facility	(733)	—	—	—	(733)
Payments on first-lien first-out term loan	(66)	—	—	—	(66)
Debt repurchases	(24)	—	—	—	(24)
Debt transaction costs	(2)	—	—	—	(2)
Contribution from noncontrolling interest, net	—	—	49	—	49
Dividends paid to noncontrolling interest	—	—	(1)	—	(1)
Intercompany	418	(417)	(1)	—	—
Net cash provided (used) by financing activities	321	(417)	47	—	(49)
Increase (decrease) in cash and cash equivalents	1	(6)	2	—	(3)
Cash and cash equivalents—beginning of period	—	12	—	—	12
Cash and cash equivalents— end of period	$1	$6	$2	$—	$9

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated

	(in millions)
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(44)	$(146)	$—	$—	$(190)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	3	282	—	—	285
Deferred income tax benefit	(78)	—	—	—	(78)
Net derivative losses	—	143	—	—	143
Net proceeds on settled derivatives	—	75	—	—	75
Net gains on early extinguishment of debt	(133)	—	—	—	(133)
Deferred gain and issuance costs amortization	(29)	—	—	—	(29)
Gains on asset divestitures	—	(31)	—	—	(31)
Other non-cash losses in income, net	23	20	—	—	43
Changes in operating assets and liabilities, net	(50)	9	—	—	(41)
Net cash (used) provided by operating activities	(308)	352	—	—	44

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(1)	(25)	—	—	(26)
Changes in capital investment accruals	—	(11)	—	—	(11)
Asset divestitures	—	19	—	—	19
Acquisitions and other	—	—	—	—	—
Net cash used by investing activities	(1)	(17)	—	—	(18)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from revolving credit facility	743	—	—	—	743
Repayments of revolving credit facility	(701)	—	—	—	(701)
Payments on first-lien first-out term loan	(61)	—	—	—	(61)
Debt repurchases	(13)	—	—	—	(13)
Debt transaction costs	(7)	—	—	—	(7)
Intercompany	347	(347)	—	—	—
Employee stock purchases and other	3	—	—	—	3
Net cash provided (used) by financing activities	311	(347)	—	—	(36)
Increase (decrease) in cash and cash equivalents	2	(12)	—	—	(10)
Cash and cash equivalents—beginning of period	—	12	—	—	12
Cash and cash equivalents— end of period	$2	$—	$—	$—	$2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries, and all references to ‘‘Occidental’’ refer to Occidental Petroleum Corporation, our former parent, and its subsidiaries.

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

Much of the global exploration and production industry has been challenged at prevailing price levels in recent years, putting pressure on the industry's ability to generate positive cash flow and access capital. Global oil prices were higher in the second quarter of 2017 compared to the same period of 2016 but were slightly lower than the first quarter of 2017. Natural gas liquids (NGLs) prices have improved relative to crude oil prices since early 2016 due to tighter domestic supplies, the strength of exports and higher contract prices on natural gasoline. Natural gas prices in the U.S. were higher in the three and six months ended June 30, 2017 than the comparable periods in 2016 due to lower production and higher demand.

The following table presents the average daily Brent, WTI and NYMEX prices for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Brent oil ($/Bbl)	$50.92	$46.97	$52.79	$41.03
WTI oil ($/Bbl)	$48.29	$45.59	$50.10	$39.52
NYMEX gas ($/MMBtu)	$3.14	$1.97	$3.20	$2.02
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
We currently sell all of our crude oil into the California refining markets, which we believe have offered relatively favorable pricing compared to other U.S. regions for similar grades. California is heavily reliant on imported sources of energy, with approximately 67% of the oil consumed in 2016 imported from outside the state. A vast majority of the imported oil arrives via supertanker, mostly from foreign locations. As a result, California refiners have typically purchased crude oil at international waterborne-based prices. We believe that the limited crude transportation infrastructure from other parts of the country to California will continue to contribute to higher realizations than most other U.S. oil markets for comparable grades. We also opportunistically consider export markets to improve our margins.

Prices and differentials for NGLs are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products for which they are used as feedstock. In addition, infrastructure constraints magnify pricing volatility.

Natural gas prices and differentials are strongly affected by local market fundamentals, as well as availability of transportation capacity from producing areas. Capacity influences prices because California imports about 90% of its natural gas from other states and Canada. As a result, we typically enjoy favorable pricing relative to out-of-state producers since we can deliver our gas for lower transportation costs. Due to much lower levels of natural gas production compared to our oil production, the changes in natural gas prices have a smaller impact on our operating results.

In addition to selling natural gas, we also use gas for our steamfloods and power generation. As a result, the positive impact of higher prices is partially offset by higher operating costs. Higher natural gas prices have a net positive effect on our operating results. Conversely, lower natural gas prices generally have a net negative effect on our operations, but lower the cost of our steamflood projects and power generation. Recently, greater availability of hydro electricity due to higher-than-normal rainfalls has caused downward pressure on natural gas prices and gas storage capacity disruptions have caused seasonal price volatility.

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

We respond to economic conditions by adjusting the size and allocation of our capital program, aligning the size of our workforce with our level of activity, continuing to improve efficiencies and finding cost savings. The reductions in our capital program in 2015 and 2016 negatively impacted our 2017 production levels. With our increased capital program in 2017, including the capital investment from our joint venture (JV) partners, we have already offset much of the production declines and expect to see growth in the second half of the year and into 2018. Sustained low prices may materially affect the quantities of oil and gas reserves we can economically produce over the longer term.

Seasonality

While certain aspects of our operations are affected by seasonal factors, such as electricity costs, overall, seasonality is not a material driver of changes in our quarterly results during the year.

Exploration and Development Joint Ventures

We have entered into a number of joint ventures where our partners carry exploration and development costs. These joint ventures allow us to continue to develop our assets while providing us with financial flexibility and immediate production benefit.

In February 2017, we entered into a joint venture with Benefit Street Partners (BSP) under which BSP will invest up to $250 million, subject to agreement of the parties, to be used to develop certain of our oil and gas properties in exchange for our contribution of a net profits interest (NPI) in existing and future production from such properties. If BSP receives cash distributions equal to a predetermined threshold return, the NPI reverts to us in its entirety. BSP contributed $50 million in the first quarter of 2017 and $50 million in July 2017. Approximately $2 million is included in cash and cash equivalents at June 30, 2017, which was designated for distribution to BSP. Our consolidated financial statements reflect the full operations of this joint venture, with BSP's portion of the net income being reported as a noncontrolling interest.

In April 2017, we entered into a joint venture with Macquarie Infrastructure and Real Assets Inc. (MIRA) under which MIRA will invest up to $300 million, subject to agreement of the parties, to develop certain of our oil and gas properties in exchange for a 90% working interest in the related properties (MIRA JV). MIRA will fund 100% of the development cost of such properties. Our 10% working interest reverts to 75% if MIRA receives cash distributions equal to a predetermined threshold return. MIRA initially committed $160 million, which is intended to be invested over two years. Of the committed amount, MIRA contributed $8 million for drilling projects in the second quarter of 2017, with additional funding expected during the course of the year and in 2018. Our consolidated financial statements reflect only our working interest share in this joint venture.

We have recently entered into several other development and exploration joint ventures in which our joint venture partners have committed capital of approximately $30 million. These joint ventures could provide more than $75 million in capital if certain milestones are met.

Operations

We conduct our operations through fee interests, mineral leases and other contractual arrangements. We believe we are the largest private oil and natural gas mineral acreage holder in California, with interests in approximately 2.3 million net acres, approximately 60% of which we hold in fee. Our oil and gas leases have a primary term ranging from one to ten years, which is extended through the end of production once it commences. We also own a network of strategically placed infrastructure that is integrated with, and complementary to, our operations, including gas plants, oil and gas gathering systems, power plants and other related assets, which we use to maximize the value generated from our production.
Our share of production and reserves from operations in the Wilmington field is subject to contractual arrangements similar to production-sharing contracts (PSCs) that are in effect through the economic life of the assets. Under such contracts we are obligated to fund all capital and production costs. We record a share of production and reserves to recover a portion of such capital and production costs and an additional share for profit. Our portion of the production represents volumes: (1) to recover our partners’ share of capital and production costs that we incur on their behalf, (2) for our share of contractually defined base production and (3) for our share of remaining production thereafter. We realize our share of capital and production costs, and generate returns, through our defined share of production from (2) and (3) above. These contracts do not transfer any right of ownership to us and reserves reported from these arrangements are based on our economic interest as defined in the contracts. Our share of production and reserves from these contracts decreases when product prices rise and increases when prices decline assuming comparable capital investment and production costs; however, our net economic benefit is greater when product prices are higher. The contracts represented slightly less than 20% of our production for the quarter ended June 30, 2017. During 2016, the PSC representing the majority of our production from this field adjusted to eliminate the base production sharing split. Since our share of the base production was smaller than our share of remaining production, we now receive a modestly larger share of total field production after cost recovery.

In addition, in line with industry practice for reporting PSC-type contracts, we report 100% of operating costs under the PSCs in our consolidated statements of operations as opposed to reporting only our share of those costs. We report the proceeds from production designed to recover our partners' share of such costs (cost recovery) in our revenues. Our reported production volumes reflect only our share of the total volumes produced, including cost recovery. The total volumes we report represent less than 100% of the volumes produced under the PSCs. This difference in reporting full operating costs but only our net share of production inflates our operating costs per barrel, with an equal corresponding increase in revenues, with no effect on our net results.
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

Production and Prices

The following table sets forth our average production volumes of oil, NGLs and natural gas per day for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Oil (MBbl/d)
San Joaquin Basin	52	56	52	58
Los Angeles Basin	26	29	27	31
Ventura Basin	5	5	5	5
Sacramento Basin	—	—	—	—
Total	83	90	84	94

NGLs (MBbl/d)
San Joaquin Basin	15	15	15	16
Los Angeles Basin	—	—	—	—
Ventura Basin	1	1	1	1
Sacramento Basin	—	—	—	—
Total	16	16	16	17

Natural gas (MMcf/d)
San Joaquin Basin	141	152	141	149
Los Angeles Basin	—	4	1	3
Ventura Basin	8	9	8	9
Sacramento Basin	33	37	33	38
Total	182	202	183	199

Total Production (MBoe/d)(a)	129	140	131	144

Note:	MBbl/d refers to thousands of barrels per day; MMcf/d refers to millions of cubic feet per day; MBoe/d refers to thousands of barrels of oil equivalent per day.

(a)
Natural gas volumes have been converted to Boe based on the equivalence of energy content between six Mcf of natural gas and one barrel of oil. Barrels of oil equivalence does not necessarily result in price equivalence. The price of natural gas on a barrel of oil equivalent basis is currently substantially lower than the corresponding price for oil and has been similarly lower for a number of years. For example, for the six months ended June 30, 2017, the average prices of Brent oil and NYMEX natural gas were $52.79 per barrel and $3.20 per MMBtu, respectively, resulting in an oil-to-gas ratio of approximately 16 to 1.

The following table sets forth the average realized prices for our products for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Oil prices with hedge ($ per Bbl)	$47.98	$43.70	$49.12	$39.90

Oil prices without hedge ($ per Bbl)	$46.95	$41.41	$48.70	$35.52
NGLs prices ($ per Bbl)	$30.08	$22.54	$32.20	$19.35
Gas prices ($ per Mcf)	$2.47	$1.66	$2.68	$1.85

The following table presents our average realized prices as a percentage of Brent, WTI and NYMEX for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Oil with hedge as a percentage of Brent	94%	93%	93%	97%

Oil without hedge as a percentage of Brent	92%	88%	92%	87%
Oil without hedge as a percentage of WTI	97%	91%	97%	90%
Gas as a percentage of NYMEX	79%	84%	84%	92%

Balance Sheet Analysis

The changes in our balance sheet from December 31, 2016 to June 30, 2017 are discussed below:

	June 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$9	$12
Trade receivables	$193	$232
Inventories	$57	$58
Other current assets, net	$128	$123
Property, plant and equipment, net	$5,738	$5,885
Other assets	$29	$44

Current maturities of long-term debt	$100	$100
Accounts payable	$243	$219
Accrued liabilities	$264	$407
Long-term debt - principal amount	$5,069	$5,168
Deferred gain and issuance costs, net	$369	$397
Other long-term liabilities	$600	$620
Equity attributable to common stock	$(539)	$(557)
Equity attributable to noncontrolling interest	$48	$—

Cash and cash equivalents at June 30, 2017 included approximately $2 million of cash designated for distribution to our joint venture partner BSP. See "Liquidity and Capital Resources" for additional discussion of changes in cash and cash equivalents.

The decrease in trade receivables was largely the result of lower production in the second quarter of 2017 compared to the fourth quarter of 2016. The increase in other current assets, net was primarily due to purchases, and increases in the net value, of derivative assets and amounts due from joint interest partners, partially offset by the sale of a non-core asset sold in the first quarter of 2017. The decrease in property, plant and equipment reflected depreciation, depletion and amortization (DD&A) for the period, partially offset by capital investments. The decrease in other assets was primarily due to a reduction in the fair value of our long-term derivative assets.

The increase in accounts payable reflected higher capital investments in the quarter ended June 30, 2017 compared to the quarter ended December 31, 2016. The decrease in accrued liabilities was primarily due to the reduction in fair value of outstanding derivative liabilities, the effect of employee bonus payments in the first quarter of 2017 and the reduction in liabilities related to the sale of non-core property in the first quarter of 2017. The decrease in long-term debt primarily reflected payments on our first-lien, first-out term loan. The decrease in deferred gain and issuance costs, net, reflected the amortization of deferred gains, partially offset by the amortization and write-off of existing deferred issuance costs. The decrease in other long-term liabilities reflected lower derivative liabilities, primarily due to mark-to-market effects, partially offset by an increase in asset retirement obligations largely caused by accretion and a deposit from our joint interest partner MIRA. The increase in equity attributable to common stock primarily reflected net income for the period. Equity attributable to noncontrolling interest reflected contributions from BSP through June 30, 2017 and its net income for the first six months of the year.

Statement of Operations Analysis

For the three months ended June 30, 2017 and 2016, we had pre-tax losses of $47 million and $140 million, respectively. For the six months ended June 30, 2017 and 2016, we had pre-tax income of $5 million and pre-tax loss of $268 million, respectively. The improved 2017 results were driven by higher commodity prices and improved price differentials and derivatives results, partially offset by lower production and higher production costs. The following table presents the results of our operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Oil and gas net sales	$439	$404	$926	$733
Net derivative gains (losses)	43	(118)	116	(143)
Other revenue	34	31	64	49
Production costs	(216)	(188)	(427)	(372)
General and administrative expenses	(61)	(61)	(128)	(128)
Depreciation, depletion and amortization	(138)	(138)	(278)	(285)
Taxes other than on income	(31)	(42)	(64)	(81)
Exploration expense	(6)	(5)	(12)	(10)
Other expenses, net	(25)	(24)	(47)	(47)
Interest and debt expense, net	(83)	(74)	(167)	(148)
Net gains on early extinguishment of debt	—	44	4	133
Gains on asset divestitures	—	31	21	31
Other non-operating expense	(3)	—	(3)	—
(Loss) income before income taxes	(47)	(140)	5	(268)
Income tax benefit	—	—	—	78
Net (loss) income	(47)	(140)	5	(190)
Net income attributable to noncontrolling interest	(1)	—	—	—
Net (loss) income attributable to common stock	$(48)	$(140)	$5	$(190)

Adjusted net loss	$(78)	$(72)	$(121)	$(172)
Adjusted EBITDAX	$158	$160	$358	$284

Effective tax rate	—%	—%	—%	29%

Non-GAAP Financial Measures

Our results of operations can include the effects of unusual, out-of-period and infrequent transactions and events affecting earnings that vary widely and unpredictably in nature, timing, amount and frequency. Therefore, management uses measures called adjusted net income (loss) and adjusted general and administrative expenses, both of which exclude those items. These measures are not meant to disassociate items from management's performance, but rather are meant to provide useful information to investors interested in comparing our performance between periods. Reported earnings are considered representative of management's performance over the long term. Adjusted net income (loss) and adjusted general and administrative expenses are not considered to be alternatives to net income (loss) or general and administrative expenses, respectively, reported in accordance with U.S. generally accepted accounting principles (GAAP).

We define adjusted EBITDAX as earnings before interest expense; income taxes; depreciation, depletion and amortization; exploration expense; and other unusual, out-of-period and infrequent items. Our management believes adjusted EBITDAX provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry, the investment community and our lenders. While adjusted EBITDAX is a non-GAAP measure, the amounts included in the calculation of adjusted EBITDAX were computed in accordance with GAAP. This measure is a material component of certain of our financial covenants under our 2014 first-lien, first-out credit facilities and is provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP. Certain items excluded from adjusted EBITDAX are significant components in understanding and assessing our financial performance, such as our cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. Adjusted EBITDAX should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP.

The following table reconciles net income (loss) attributable to common stock to adjusted net income (loss) and presents net income (loss) and adjusted net income (loss) per diluted share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Net (loss) income attributable to common stock	$(48)	$(140)	$5	$(190)
Unusual and infrequent items:
Non-cash derivative (gains) losses	(35)	137	(110)	218
Early retirement, severance and other costs	—	4	3	18
Net gains on early extinguishment of debt	—	(44)	(4)	(133)
Gains on asset divestitures	—	(31)	(21)	(31)
Other	5	2	6	9
Adjusted income items before taxes	(30)	68	(126)	81
Reversal of valuation allowance for deferred tax assets(a)	—	—	—	(63)
Total	(30)	68	(126)	18
Adjusted net loss	$(78)	$(72)	$(121)	$(172)

Net (loss) income attributable to common stock per diluted share	$(1.13)	$(3.51)	$0.12	$(4.85)
Adjusted net loss per diluted share	$(1.83)	$(1.80)	$(2.85)	$(4.39)
(a) Amount represents the out-of-period portion of the valuation allowance reversal.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) attributable to common stock to the non-GAAP financial measure of adjusted EBITDAX:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Net (loss) income attributable to common stock	$(48)	$(140)	$5	$(190)
Interest and debt expense, net	83	74	167	148
Income tax benefit	—	—	—	(78)
Depreciation, depletion and amortization	134	138	274	285
Exploration expense	6	5	12	10
Adjusted income items before taxes	(30)	68	(126)	81
Other non-cash items	13	15	26	28
Adjusted EBITDAX	$158	$160	$358	$284

The following table presents the components of our net derivative (gains) losses:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
Non-cash derivative (gains) losses, excluding noncontrolling interest	$(35)	$137	$(110)	$218
Non-cash derivative losses for noncontrolling interest	—	—	1	—
Cash proceeds from settled derivatives	(8)	(19)	(7)	(75)
Net derivative (gains) losses	$(43)	$118	$(116)	$143

The following table presents the reconciliation of our company-wide general and administrative expenses to adjusted general and administrative expenses:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in millions)
General and administrative expenses	$61	$61	$128	$128
Early retirement and severance costs	—	(4)	(3)	(18)
Adjusted general and administrative expenses	$61	$57	$125	$110

Results of Oil and Gas Operations

The following represents key operating data for our oil and gas operations, excluding certain corporate items, on a per Boe basis:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Production costs	$18.34	$14.76	$18.02	$14.21
Production costs, excluding effects of PSC contracts (a)	$17.18	$13.88	$16.92	$13.48
General and administrative expenses	$0.76	$0.89	$0.89	$0.92
General and administrative expenses, as adjusted (b)	$0.76	$0.71	$0.76	$0.73
Depreciation, depletion and amortization	$10.95	$10.21	$11.01	$10.28
Taxes other than on income	$2.12	$2.75	$2.19	$2.71

(a)
As described in the Operations section, the reporting of our PSC contracts creates a difference between reported production costs and reported volumes, inflating the per barrel production costs. The amounts represent the production costs for the company after adjustments for this difference.

(b)
For the three months ended June 30, 2016, the amount excludes unusual and infrequent charges related to early retirement and severance costs associated with field personnel totaling $0.18 per Boe (none for the three months ended June 30, 2017). For the six months ended June 30, 2017 and 2016, the amount excludes unusual and infrequent charges related to early retirement and severance costs associated with field personnel totaling $0.13 per Boe and $0.19 per Boe, respectively.

Three months ended June 30, 2017 vs. 2016

Oil and gas net sales increased 9%, or $35 million, for the three months ended June 30, 2017, compared to the same period of 2016, due to increases of approximately $46 million, $11 million and $15 million from higher oil, NGL and natural gas realized prices, respectively, partially offset by the effects of lower oil and natural gas production of $32 million and $5 million, respectively. The higher realized oil prices reflected an increase in global oil prices and improved differentials. Daily oil and gas production volumes averaged 129,000 Boe in the second quarter of 2017, compared with 140,000 Boe in the second quarter of 2016, representing a year-over-year decline rate of 8%, which is less than the low end of our estimated overall annual base decline rate. This decline primarily resulted from the lack of investment capital in 2016. Average oil production decreased by 8%, or 7,000 barrels per day, to 83,000 barrels per day in the three months ended June 30, 2017, compared to the same period of the prior year. NGL production of 16,000 barrels per day was comparable for both periods. Natural gas production decreased by 10% to 182 MMcf per day.

Net derivative gains were $43 million for the three months ended June 30, 2017, compared to a loss of $118 million in the comparable period of 2016, representing an overall change of $161 million. The 2017 amount included a non-cash derivative gain compared to a loss in the prior year, representing a $172 million change, partially offset by lower income from cash settlements of $11 million. The non-cash change reflected changes in the commodity price curves at the end of each of the respective periods.

Other revenue increased 10%, or $3 million, for the three months ended June 30, 2017, compared to the same period of 2016, due to increased third-party power sales from our Elk Hills power plant.

Production costs for the three months ended June 30, 2017 increased $28 million to $216 million or $18.34 per Boe, compared to $188 million or $14.76 per Boe for the same period of 2016, resulting in a 15% increase on an absolute dollar basis. The year-over-year increase was driven by our ramp-up of activity in line with the stronger commodity prices and approximately $5 million in higher energy prices. Total production costs in the second quarter of 2016 reflected management's decision to selectively defer workovers and downhole maintenance activity in light of low commodity prices. Production costs in the second quarter of 2017 reflected higher workover and downhole maintenance activity in line with the current price environment.

Our general and administrative expenses were comparable for the three months ended June 30, 2017 and the same period in the prior year. Our adjusted general and administrative expenses were $57 million for the three months ended June 30, 2016, which excluded early retirement and severance costs and reflected temporary employee benefit reductions. The non-cash portion of general and administrative expenses, comprising equity compensation and a portion of pension costs, was approximately $6 million and $7 million for the three months ended June 30, 2017 and 2016, respectively.

Taxes other than on income, which include ad valorem taxes, greenhouse gas emissions costs and production taxes, decreased for the three months ended June 30, 2017, compared to the same period of 2016, largely due to lower property taxes assessed in the lower price environment.

Interest and debt expense, net, increased to $83 million for the three months ended June 30, 2017, compared to $74 million in the same period of 2016, due to higher blended interest rates in 2017 resulting from a $1 billion credit facility that we entered into in the third quarter of 2016, partially offset by lower debt balances resulting from our debt reduction actions.

Net gains on early extinguishment of debt for the three months ended June 30, 2016 consisted of gains on the retirement of our notes.

Gains on asset divestitures for the three months ended June 30, 2016 related to the sale of non-core assets during that quarter.
For the three months ended June 30, 2017 and 2016, we did not provide any current or deferred tax benefit. The difference between our expected tax rate and our effective tax rate for the periods is primarily related to changes in our valuation allowance.

Six months ended June 30, 2017 vs. 2016

Oil and gas net sales increased 26%, or $193 million, for the six months ended June 30, 2017, compared to the same period of 2016, due to increases of approximately $225 million, $39 million and $30 million from higher oil, NGL and natural gas realized prices, respectively, partially offset by the effects of lower oil, NGL and natural gas production of $89 million, $3 million and $9 million, respectively. The higher realized oil prices reflected a significant increase in global oil prices and improved differentials. Daily oil and gas production volumes averaged 131,000 Boe in the six months ended June 30, 2017, compared with 144,000 Boe in the same period of 2016, representing a year-over-year decline rate of 9%, which is less than the low end of our estimated overall annual base decline rate. The 2017 production was negatively impacted by 1,000 Boe per day due to the PSCs governing our Long Beach operations. Excluding this PSC effect, our year-over-year production decline would have been 8%. Average oil production decreased by 11%, or 10,000 barrels per day (10% excluding the PSC effect), compared to the same period of the prior year, to 84,000 barrels per day in the six months ended June 30, 2017. NGL production decreased by 6% to 16,000 barrels per day. Natural gas production decreased by 8% to 183 MMcf per day.

Net derivative gains were $116 million for the six months ended June 30, 2017, compared to a loss of $143 million in the comparable period of 2016, representing an overall change of $259 million. The 2017 amount included a non-cash derivative gain compared to a loss in the prior year, representing a $328 million change, partially offset by lower gains from cash settlements of $68 million and $1 million in losses on derivatives related to BSP's noncontrolling interest. The non-cash change reflected changes in the commodity price curves at the end of each of the respective periods.

Other revenue increased 31%, or $15 million, for the six months ended June 30, 2017, compared to the same period of 2016, due to increased third-party power sales from our Elk Hills power plant, which was offline for about half of the first quarter of 2016 for a planned turnaround.

Production costs for the six months ended June 30, 2017 increased $55 million to $427 million or $18.02 per Boe, compared to $372 million or $14.21 per Boe for the same period of 2016, resulting in a 15% increase on an absolute dollar basis. The year-over-year increase was driven by our ramp-up of activity in line with the stronger commodity prices and $13 million in higher energy prices. Total production costs in the first half of 2016 reflected management's decision to selectively defer workovers and downhole maintenance activity in light of low commodity prices. Production costs in the first half of 2017 reflected higher workover and downhole maintenance activity in line with the current price environment.

Our general and administrative expenses were comparable for the six months ended June 30, 2017 and the same period in the prior year. Our adjusted general and administrative expenses were $125 million and $110 million for the six months ended June 30, 2017 and 2016, respectively, each of which excluded early retirement and severance costs. The 2016 period reflected temporary employee benefit reductions. The 2017 period primarily reflected higher performance-related bonus and incentive compensation largely due to better-than-expected performance. The non-cash portion of general and administrative expenses, comprising equity compensation and a portion of pension costs, was approximately $11 million and $14 million for the six months ended June 30, 2017 and 2016, respectively.

DD&A expense decreased by $7 million for the six months ended June 30, 2017, compared to the same period of 2016. Of this decrease, approximately $16 million was attributable to lower volumes, partially offset by an increase in the DD&A rate of approximately $9 million.

Taxes other than on income, which include ad valorem taxes, greenhouse gas emissions costs and production taxes, decreased for the six months ended June 30, 2017, compared to the same period of 2016, largely due to lower property taxes assessed in the lower price environment.

Interest and debt expense, net, increased to $167 million for the six months ended June 30, 2017, compared to $148 million in the same period of 2016, due to higher blended interest rates in 2017 resulting from the $1 billion credit facility that we entered into in the third quarter of 2016, partially offset by lower debt balances resulting from our debt reduction actions.

Net gains on early extinguishment of debt consisted of the gains on debt repurchases for the six months ended June 30, 2017 and 2016, as well as gains on the retirement of our notes in the six months ended June 30, 2016.

Gains on asset divestitures reflected non-core asset sales during each of the respective periods.
For the six months ended June 30, 2017, we did not provide any current or deferred tax provision on pre-tax income of $5 million. The difference between our expected tax rate and our effective tax rate for the period is primarily related to changes in our valuation allowance. For the same period of 2016, we had a deferred tax benefit of $78 million resulting from a change in valuation allowance.

Liquidity and Capital Resources

The primary source of liquidity and capital resources to fund our capital program and other obligations has been cash flow from operations. Operating cash flows are largely dependent on oil and natural gas prices, sales volumes and costs. Significant changes in oil and natural gas prices have a material impact on our liquidity.

Much of the global exploration and production industry has been challenged at recent price levels, which put pressure on the industry's ability to generate positive cash flow and access capital. If commodity prices were to prevail through 2017 at about current levels, we would expect to be able to fund our operations and capital budget with our operating cash flows and would not anticipate a net draw down on our credit facilities. Our ability to borrow funds under the revolving portion of our first-lien, first-out credit facilities entered into in 2014 (2014 First-Out Credit Facilities) is limited by the size of our lenders' commitments, our ability to comply with covenants, our borrowing base and a $250 million minimum monthly liquidity requirement. Effective May 1, 2017, the borrowing base under the 2014 First-Out Credit Facilities was reaffirmed at $2.3 billion and will be redetermined in November 2017. Our credit limit under the 2014 First-Out Credit Facilities is $2.0 billion. As of June 30, 2017, we had approximately $437 million of available borrowing capacity under these facilities, subject to the minimum liquidity requirement.

We expect to be in compliance with the covenants under the 2014 First-Out Credit Facilities through 2017, but if product prices projected in the forward price curves as of mid-July materialize, we may not be in compliance with the interest expense coverage ratio when it increases to 2.00 to 1.00 and the leverage ratio when it decreases to 2.25 to 1.00 in March 2018 and we may need to seek an amendment or waiver from our lenders. Since the Spin-off, the lenders under the 2014 First-Out Credit Facilities have been supportive in granting multiple amendments to facilitate our efforts to strengthen our balance sheet, including covenant amendments. However, we can make no assurances that they will continue to grant amendments. Our inability to amend our covenants would have a material adverse effect on our liquidity. If we were to breach any of the covenants under the 2014 First-Out Credit Facilities, our lenders would be permitted to accelerate the principal amount due under such facilities and foreclose against the assets securing them. If payment were accelerated, or we failed to make certain payments, under these facilities, it would result in a default under our first-lien, second-out term loan credit facility (2016 Second-Out Credit Agreement) and outstanding notes and permit acceleration and foreclosure against the assets securing the 2016 Second-Out Credit Agreement and our secured notes.

The 2014 First-Out Credit Facilities mature at the earlier of November 2019 and the 182nd day prior to the maturity of our 5% senior unsecured notes due January 15, 2020 (the 2020 notes) if more than $100 million of such notes remain outstanding at such date. The 2016 Second-Out Credit Agreement matures at the earlier of December 2021 and the 91st day prior to maturity of the 2020 notes and 5 ½% senior unsecured notes due September 15, 2021 (2021 notes) if the outstanding principal amount of either series exceeds $100 million prior to its respective maturity date. As of June 30, 2017, we had $165 million and $135 million in aggregate principal amount of outstanding 2020 notes and 2021 notes, respectively.

For continued financial flexibility in a lower price environment, we expect to rely on operating cash flows, settlements from our derivatives contracts, joint ventures, our available borrowing capacity and our ability to manage the pace of development activities to keep the internally funded portion of the aggregate capital program within our operating cash flow.

We cannot guarantee our planned increase in investments will result in a rapid reversal of, or a significant increase in, production trends. If commodity prices fall below current levels for a sustained period, we may experience declines in our production and reserves. Such declines may reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operations, the value of our assets and the amount of our borrowing base.

We will continue to evaluate opportunities to strengthen our balance sheet. We expect our main source of deleveraging, as measured by a lower leverage ratio, will come from our future production growth through reinvesting substantially all of our operating cash flow into our business. However, we may also from time to time seek to further reduce our outstanding debt using cash from asset sales, other monetizations or other sources. Such activities, if any, will depend on available funds, prevailing market conditions, our liquidity requirements, contractual restrictions in our credit facilities, perceived credit risk by counterparties and other factors. The amounts involved may be material. We can give no assurances that any of these efforts will be successful.

Our strategy for protecting our cash flows and liquidity also includes our hedging program. We currently have the following Brent-based crude oil contracts, which includes activity subsequent to June 30, 2017:

	Q3 2017	Q4 2017	Q1 2018	Q2 2018	Q3 2018	Q4 2018	FY 2019	FY 2020

Calls:
Barrels per day	6,100	6,300	16,800	16,200	16,100	16,100	1,000	900
Weighted-average price per barrel	$57.73	$57.80	$58.86	$58.92	$58.91	$58.91	$60.00	$60.00

Purchased Puts:
Barrels per day	18,100	11,300	1,200	1,200	1,100	1,100	1,000	900
Weighted-average price per barrel	$50.63	$47.75	$45.82	$45.83	$45.83	$45.85	$45.84	$43.91

Sold Puts:
Barrels per day	—	—	29,000	29,000	4,000	4,000	—	—
Weighted-average price per barrel	$—	$—	$45.00	$45.00	$45.00	$45.00	$—	$—

Swaps:
Barrels per day	25,000	25,000	29,000	29,000	4,000	4,000	—	—
Weighted-average price per barrel	$54.99	$54.99	$60.00	$60.00	$60.00	$60.00	$—	$—

For purchased puts, we would receive settlement payments for prices below the indicated weighted-average price per barrel. For sold puts, we would make settlement payments for prices below the indicated weighted-average price per barrel. From time to time, we use puts in conjunction with other derivatives to increase the efficacy of our hedging activities.

Some of our fourth quarter 2017 swaps grant our counterparties the option to increase volumes by up to 10,000 barrels per day at a weighted-average Brent price of $55.46. Our counterparties also have an option to further increase swap volumes for the first half of 2018 by up to 10,000 barrels per day at a weighted-average Brent price of $60.00. Additionally, our counterparties have quarterly options to further increase swap volumes for the first half of 2018 by up to 19,000 barrels and for the second half of 2018 by up to 4,000 barrels at a weighted-average Brent price of $60.00.

Credit Facilities

2014 First-Out Credit Facilities

The 2014 First-Out Credit Facilities comprise (i) a $584 million senior term loan facility (the Term Loan Facility) and (ii) a $1.4 billion senior revolving loan facility (the Revolving Credit Facility). We are permitted to increase the size of the Revolving Credit Facility by up to $245 million if we obtain additional commitments from new or existing lenders. During the second quarter of 2017, we added a new lender in the amount of $5 million. The Revolving Credit Facility includes a sub-limit of $400 million for the issuance of letters of credit. Our credit limit under the 2014 First-Out Credit Facilities is approximately $2.0 billion. Borrowings under these facilities are also subject to a borrowing base, which was reaffirmed at $2.3 billion as of May 1, 2017.

As of June 30, 2017 and December 31, 2016, we had outstanding borrowings of $842 million and $847 million under our Revolving Credit Facility and $584 million and $650 million under the Term Loan Facility, respectively. We made scheduled quarterly payments of $25 million on the Term Loan Facility in 2016 and the first half of 2017. Additionally, in February 2017, we made a $16 million Term Loan Facility prepayment from the proceeds of non-core asset sales.

The lenders under the 2014 First-Out Credit Facilities have a first-priority lien in a substantial majority of our assets, including our Elk Hills power plant and midstream assets. We also granted a lien in the same assets to the lenders under the 2016 Second-Out Credit Agreement and the holders of our 8% senior secured second-lien notes due December 15, 2022 (2022 notes).

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

Our financial performance covenants under the 2014 First-Out Credit Facilities require that (i) the ratio of our first-lien, first-out secured debt to trailing four quarter EBITDAX (the First-Lien First-Out Leverage Ratio) not exceed 3.50 to 1.00 at June 30, 2017 and 3.25 to 1.00 at September 30 and December 31, 2017 and (ii) the total interest expense coverage ratio at each quarter end not be less than 1.20 to 1.00 through the quarter ending December 31, 2017. Beginning with the end of the first quarter of 2018, the First-Lien First-Out Leverage Ratio may not exceed 2.25 to 1.00 and the total interest expense coverage ratio may not be less than 2.00 to 1.00. The required ratios for 2018 and beyond were last amended in February 2016 and were not changed in subsequent modifications when the ratios through the end of 2017 were amended. The covenants also include a requirement that our first-lien asset coverage ratio must be at least 1.20 to 1.00 as of each June 30 and December 31 and a requirement that minimum monthly liquidity be not less than $250 million as of the last day of any calendar month. As of June 30, 2017, we had approximately $437 million of available borrowing capacity, subject to the minimum liquidity requirement.

We must generally apply 100% of the net cash proceeds from asset sales (other than permitted development joint ventures) to repay loans outstanding under the 2014 First-Out Credit Facilities, except that we are permitted to use up to 50% of net cash proceeds from non-borrowing base asset sales or monetizations (i) to repurchase our notes to the extent available at a significant minimum discount to par, (ii) to purchase up to $140 million of certain of our unsecured notes at a discount, (iii) for general corporate purposes or (iv) for oil and gas expenditures. At least 75% of asset sale proceeds must be in cash (50% for sales of non-borrowing base assets unless our leverage ratio is less than 4:00 to 1:00 at which time the requirement falls to 40%), other than permitted development joint ventures and certain other transactions. The 2014 First-Out Credit Facilities also permit us to incur up to an additional $50 million of non-facility indebtedness, which may be secured by non-borrowing base assets, subject to compliance with our financial covenants and indentures, the proceeds of which must be applied to repay the Term Loan Facility. We must apply cash on hand in excess of $150 million daily to repay amounts outstanding under our Revolving Credit Facility. Further, we are restricted from paying dividends or making other distributions to common stockholders.

Our borrowing base under the 2014 First-Out Credit Facilities is redetermined each May 1 and November 1. The borrowing base is based upon a number of factors, including commodity prices and reserves, declines in which could cause our borrowing base to be reduced. Increases in our borrowing base require approval of at least 80% of our revolving lenders, as measured by exposure, while decreases or affirmations require a two-thirds approval. We and the lenders (requiring a request from the lenders holding two-thirds of the revolving commitments and outstanding loans) each may request a special redetermination once in any period between three consecutive scheduled redeterminations. We will be permitted to have collateral released when both (i) our credit ratings are at least Baa3 from Moody's and BBB- from S&P, in each case with a stable or better outlook, and (ii) certain permitted liens securing other debt are released.

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

The 2016 Second-Out Credit Agreement is secured by a security interest in the same collateral used to secure the 2014 First-Out Credit Facilities, but, under intercreditor arrangements with the 2014 First-Out Credit Facilities lenders, are second in collateral recovery behind such lenders. Prepayment of the 2016 Second-Out Credit Agreement is subject to a make-whole premium prior to the third anniversary of closing and a premium to par equal to 50% of coupon between the third anniversary and the fourth anniversary. Following the fourth anniversary, we may redeem at par. At both June 30, 2017 and December 31, 2016, we had $1 billion outstanding under the 2016 Second-Out Credit Agreement.

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

In 2015, we repurchased approximately $33 million in principal amount of the 2020 notes for $13 million in cash.

In 2016, we repurchased over $1.5 billion of our outstanding unsecured notes, primarily using drawings of $750 million on our Revolving Credit Facility and cash from operations. We also exchanged approximately 3.4 million shares of our common stock for unsecured notes in an aggregate principal amount of over $100 million.

In the first quarter of 2017, we purchased $28 million in aggregate principal amount of our 2020 notes for $24 million in cash.

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

We may redeem the 2022 notes (i) prior to December 15, 2017 from the proceeds of certain equity offerings, in an amount up to 35% of the initial aggregate principal amount of the notes initially issued plus any additional notes issued, at a redemption price equal to 108% of the principal amount redeemed, plus accrued and unpaid interest, (ii) prior to December 15, 2018, in whole or in part at a redemption price equal to 100% of the principal amount redeemed plus a make-whole amount and accrued and unpaid interest and (iii) on or after December 15, 2018, in whole or in part at a fixed redemption price during 2018, 2019 and thereafter of 104%, 102% and 100% of the principal amount redeemed, respectively, plus accrued and unpaid interest.

Other

All obligations under the Credit Facilities and the notes are guaranteed both fully and unconditionally and jointly and severally by all of our material wholly owned subsidiaries.

The terms and conditions of all of our indebtedness are subject to additional qualifications and limitations that are set forth in the relevant governing documents.

At June 30, 2017, we were in compliance with all financial and other covenants under our Credit Facilities.

A one-eighth percent change in the variable interest rates on the borrowings under our Credit Facilities on June 30, 2017 would result in a $3 million change in annual interest expense.

As of June 30, 2017 and December 31, 2016, we had letters of credit of approximately $126 million and $130 million, respectively, under the Revolving Credit Facility. These letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters.

Cash Flow Analysis

	Six months ended June 30,
	2017	2016
	(in millions)
Net cash flows provided by operating activities	$120	$44
Net cash flows used by investing activities	$(74)	$(18)
Net cash flows used by financing activities	$(49)	$(36)
Adjusted EBITDAX (a)	$358	$284

(a)
We define adjusted EBITDAX as earnings before interest expense; income taxes; depreciation, depletion and amortization; exploration expense; and other unusual, out-of-period and infrequent items. Our management believes adjusted EBITDAX provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry, the investment community and our lenders. While adjusted EBITDAX is a non-GAAP measure, the amounts included in the calculation of adjusted EBITDAX were computed in accordance with GAAP. This measure is a material component of certain of our financial covenants under our 2014 first-lien, first-out credit facilities and is provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP. Certain items excluded from adjusted EBITDAX are significant components in understanding and assessing our financial performance, such as our cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. Adjusted EBITDAX should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP.

The following table sets forth a reconciliation of the GAAP measure of net cash provided by operating activities to the non-GAAP financial measure of adjusted EBITDAX:

	Six months ended June 30,
	2017	2016
	(in millions)
Net cash provided by operating activities	$120	$44
Cash interest	195	180
Exploration expenditures	11	10
Other changes in operating assets and liabilities	26	41
Other	6	9
Adjusted EBITDAX	$358	$284

Our net cash provided by operating activities for the six months ended June 30, 2017 increased by $76 million to $120 million from $44 million in the same period of 2016. The increase primarily reflected higher revenues of approximately $140 million and lower taxes other than on income of $17 million, partially offset by higher production costs of $55 million, higher interest payments of $15 million and higher cash general and administrative expenses of $13 million. Additionally, our operating cash flows benefited from a $20 million change in working capital in the first six months of 2017.

Our net cash flow used by investing activities of $74 million for the six months ended June 30, 2017 included approximately $106 million of capital investments (net of changes in capital-related accruals), partially offset by proceeds from asset divestitures of $33 million. Our net cash flow used by investing activities of $18 million for the six months ended June 30, 2016 primarily included $37 million of capital investments (net of changes in capital-related accruals), partially offset by $19 million from asset divestitures.

Our net cash flow used by financing activities of $49 million for the six months ended June 30, 2017 included $66 million of payments on the Term Loan Facility, $26 million of debt repurchases and transaction costs and approximately $5 million of net payments on the Revolving Credit Facility, partially offset by net contributions from the noncontrolling interest of $49 million. Our net cash flow used by financing activities of $36 million for the six months ended June 30, 2016 primarily included approximately $42 million of net proceeds on the Revolving Credit Facility, $61 million of payments on the Term Loan Facility and debt repurchase and amendment costs of $20 million.

2017 Capital Program

We focus on creating value and maintaining our internally funded capital budget within our operating cash flows. We are also focusing our capital on oil projects, which provide higher margins and low decline rates that we believe will generate growing cash flow to fund increasing capital budgets that will grow production in a higher price environment.

Our low decline rates compared to our industry peers plus our high level of operational control give us the flexibility to adjust the level of such capital investments as circumstances warrant. As a result, we have developed a dynamic plan which can be scaled up or down depending on the price environment.

Our 2017 base capital budget was initially set at approximately $300 million. The two joint ventures we entered into contemplate our partners providing capital for the development of certain of our oil and gas properties. As a result, we increased our total 2017 capital program to approximately $400 million, including the portion funded by MIRA that will not be reported in our consolidated results. The program will include up to $150 million in joint venture drilling and completions as well as internally funded amounts of $115 million for drilling and completions, $55 million for capital workovers, $45 million for facilities, $25 million primarily for mechanical integrity projects and $10 million for exploration. Our capital program also reflects approximately $17 million in efficiencies and cost savings identified year to date. In a prolonged period of around $40 Brent prices, we would reduce our internally generated capital in the second half of the year to stay within cash flow and rely on the joint venture capital to maintain a certain level of activity.

Our capital investment for the six months ended June 30, 2017 was $132 million, of which $43 million was funded by BSP. The joint ventures afford an additional layer of optionality. We recently closed our second $50 million tranche of funding with BSP and expect the JVs to allow us to maintain at least a six-rig program for the balance of the year. In a higher price environment, the resulting acceleration of activity from the JVs should help compound the efficiencies and cost savings which we are implementing.

We began 2017 with two rigs and had an average of three rigs for the six months ended June 30, 2017. At the end of the second quarter, we were operating seven rigs. By the end of the year, we expect to be operating eight rigs, with two focused on steamfloods, two on shales, one on waterfloods and three on conventional reservoirs. We expect that one of the rigs will also be used for exploration in the second half of the year. Our 2017 development program will focus on our core fields - Elk Hills, Wilmington, Kern Front, Buena Vista, Mt. Poso, Pleito Ranch, Wheeler Ridge and the delineation of Kettleman North Dome.

Lawsuits, Claims, Contingencies and Commitments

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at June 30, 2017 and December 31, 2016 were not material to our balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued on our balance sheet would not be material to our consolidated financial position or results of operations.
We, our subsidiaries, or both, have indemnified various parties against specific liabilities those parties might incur in the future in connection with the Spin-off, purchases and other transactions that they have entered into with us. These indemnities include indemnities made to Occidental against certain tax-related liabilities that may be incurred by Occidental relating to the Spin-off and liabilities related to operation of our business while it was still owned by Occidental. As of June 30, 2017, we are not aware of material indemnity claims pending or threatened against us.
We are currently under examination by the Internal Revenue Service for our U.S. federal income tax return for the post-Spin-off period in 2014 and calendar year 2015. No significant issues have been raised to date. State returns for these years remain subject to examination.
Significant Accounting and Disclosure Changes

In 2016, the Financial Accounting Standards Board (FASB) issued rules clarifying the revenue recognition standard issued in 2014. Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new rules also require more detailed disclosures related to the nature, timing, amount and uncertainty of revenue and cash flows arising from contracts with customers. We are currently reviewing the provisions of these rules, analyzing the impact on our revenue contracts, reviewing current accounting policies and practices to identify potential differences that would result from applying these rules to our revenue contracts and assessing their potential impact on our financial statements and disclosures. Based on our assessment to date, we have not identified any changes to the timing of revenue recognition based on the requirements of the new rules. We will adopt these rules in the first quarter of 2018 and expect to apply the modified retrospective approach upon adoption with the cumulative effect of applying the rules, if any, recognized as of the date of initial application.

In January 2017, the FASB issued rules that changed the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The rules are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of these rules to have a significant impact on our financial statements.

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

In May 2017, the FASB issued rules to simplify the guidance on the modification of share-based payment awards. The amendments provide clarity on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting prospectively. The rules are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied prospectively to any awards modified on or after the adoption date.

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

Factors (but not necessarily all the factors) that could cause results to differ include: commodity price fluctuations; the effect of our debt on our financial flexibility; insufficient capital, including as a result of lender restrictions or reductions in our borrowing base, lower-than-expected operating cash flow, unavailability of capital markets or inability to attract investors; equipment, service or labor price inflation or unavailability; inability to replace reserves; inability to timely obtain government permits and approvals; inability to monetize selected assets or enter into favorable joint ventures; restrictions imposed by regulations including those related to drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water, land, greenhouse gases or other emissions, protection of health, safety and the environment, or transportation, marketing and sale of our products; risks of drilling; unexpected geologic conditions; tax law changes; changes in business strategy; competition with larger, better funded competitors for and costs of oilfield equipment, services, qualified personnel and acquisitions; incorrect estimates of reserves and related future net cash flows; risks related to our disposition, joint venture and acquisition activities; the recoverability of resources; limitations on our ability to enter into efficient hedging transactions; steeper than expected production decline rates; lower-than-expected production, reserves or resources from development projects or acquisitions; the effects of litigation; disruptions due to, insufficient insurance against and concentration of exposure in California to, accidents, mechanical failures, transportation constraints, labor difficulties, cyber attacks or other catastrophic events.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no responsibility to publicly release the result of any revision of our forward-looking statements after the date they are made.

All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2017, there were no material changes in the information required to be provided under Item 305 of Regulation S-K included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) - Quantitative and Qualitative Disclosures About Market Risk in the 2016 Form 10-K, except as discussed below.
Commodity Price Risk
As of June 30, 2017, we had a net derivative asset of $28 million carried at fair value, as determined from prices provided by external sources that are not actively quoted, which predominantly mature in 2017 and 2018. See additional hedging information in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

As of June 30, 2017, the substantial majority of the credit exposures related to our business was with investment grade counterparties. We believe exposure to credit-related losses related to our business at June 30, 2017 was not material and losses associated with credit risk have been insignificant for all years presented.

Item 4.	Controls and Procedures

Our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings, see Note 7 to the condensed consolidated financial statements in Part I of this Form 10-Q and Part I, Item 3, "Legal Proceedings" in the Form 10-K for the year ended December 31, 2016.

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

CALIFORNIA RESOURCES CORPORATION

DATE:	August 3, 2017	/s/ Roy Pineci
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