Form 10-Q
period 2020-03-31
California Resources Corp
filed 2020-06-25
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☑ No

Shares of common stock outstanding as of May 31, 2020	49,453,297

California Resources Corporation and Subsidiaries

Explanatory Note

As previously disclosed in the Current Report on Form 8-K filed by us on May 11, 2020, we delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 in reliance on the Securities and Exchange Commission’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465).

Our business and operations have experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic. On March 19, 2020, the Governor of California issued Executive Order N-33-20 mandating that individuals living in the State of California stay at home subject to certain exceptions. As a result, our management team and substantially all of our office personnel, including our finance and accounting teams, worked remotely for an extended period of time. In addition, for the months of April and May 2020, we implemented reduced work hours for nearly all of our office employees in an effort to preserve liquidity after the further deterioration of commodity prices following the outbreak of the COVID-19 pandemic. These actions have resulted in delays in the preparation, review and completion of our financial statements for the quarter ended March 31, 2020 and affected the timely completion of our required internal controls over financial reporting.

PART I    FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2020 and December 31, 2019
(in millions, except share data)

	March 31,	December 31,
	2020	2019
CURRENT ASSETS
Cash	$77	$17
Trade receivables	135	277
Inventories	60	67
Other current assets, net	84	130
Total current assets	356	491
PROPERTY, PLANT AND EQUIPMENT	22,910	22,889
Accumulated depreciation, depletion and amortization	(18,372)	(16,537)
Total property, plant and equipment, net	4,538	6,352
OTHER ASSETS	80	115
TOTAL ASSETS	$4,974	$6,958

CURRENT LIABILITIES
Current maturities of long-term debt	—	100
Accounts payable	283	296
Accrued liabilities	260	313
Total current liabilities	543	709
LONG-TERM DEBT	4,860	4,877
DEFERRED GAIN AND ISSUANCE COSTS, NET	135	146
OTHER LONG-TERM LIABILITIES	715	720
MEZZANINE EQUITY
Redeemable noncontrolling interests	816	802
EQUITY
Preferred stock (20 million shares authorized at $0.01 par value) no shares outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock (200 million shares authorized at $0.01 par value) outstanding shares (March 31, 2020 - 49,453,297 and December 31, 2019 - 49,175,843)	—	—
Additional paid-in capital	5,006	5,004
Accumulated deficit	(7,166)	(5,370)
Accumulated other comprehensive loss	(23)	(23)
Total equity attributable to common stock	(2,183)	(389)
Equity attributable to noncontrolling interests	88	93
Total equity	(2,095)	(296)
TOTAL LIABILITIES AND EQUITY	$4,974	$6,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2020 and 2019
(in millions, except share data)

	Three months ended March 31,
	2020	2019
REVENUES
Oil and natural gas sales	$430	$601
Net derivative gain (loss) from commodity contracts	79	(89)
Other revenue	64	178
Total revenues	573	690

COSTS
Production costs	192	233
General and administrative expenses	60	83
Depreciation, depletion and amortization	119	118
Asset impairments	1,736	—
Taxes other than on income	41	41
Exploration expense	5	10
Other expenses, net	69	148
Total costs	2,222	633

OPERATING (LOSS) INCOME	(1,649)	57

NON-OPERATING (LOSS) INCOME
Interest and debt expense, net	(87)	(100)
Net gain on early extinguishment of debt	5	6
Other non-operating expenses	(14)	(7)
LOSS BEFORE INCOME TAXES	(1,745)	(44)
Income tax	—	—
NET LOSS	(1,745)	(44)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Mezzanine equity	(30)	(28)
Equity	(21)	5
Net income attributable to noncontrolling interests	(51)	(23)
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(1,796)	$(67)

Net loss attributable to common stock per share
Basic	$(36.43)	$(1.38)
Diluted	$(36.43)	$(1.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
For the three months ended March 31, 2020 and 2019
(in millions)

	Three months ended March 31,
	2020	2019
Net loss	$(1,745)	$(44)
Net income attributable to noncontrolling interests	(51)	(23)
Comprehensive loss attributable to common stock	$(1,796)	$(67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
For the three months ended March 31, 2020 and 2019
(in millions)

	Three months ended March 31, 2020
	Additional Paid-in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Equity Attributable to Common Stock	Equity Attributable to Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$5,004	$(5,370)	$(23)	$(389)	$93	$(296)
Net (loss) income	—	(1,796)	—	(1,796)	21	(1,775)
Distributions to noncontrolling interest holders	—	—	—	—	(26)	(26)
Share-based compensation, net	2	—	—	2	—	2
Balance, March 31, 2020	$5,006	$(7,166)	$(23)	$(2,183)	$88	$(2,095)

	Three months ended March 31, 2019
	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Equity Attributable to Common Stock	Equity Attributable to Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$4,987	$(5,342)	$(6)	$(361)	$114	$(247)
Net loss	—	(67)	—	(67)	(5)	(72)
Contribution from noncontrolling interest holders, net	—	—	—	—	49	49
Distributions to noncontrolling interest holders	—	—	—	—	(21)	(21)
Share-based compensation, net	2	—	—	2	—	2
Balance, March 31, 2019	$4,989	$(5,409)	$(6)	$(426)	$137	$(289)

Note:	The above tables exclude amounts related to redeemable noncontrolling interests reported as mezzanine equity. See Note 6 Joint Ventures for more information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2020 and 2019
(in millions)

	Three months ended March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,745)	$(44)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	119	118
Asset impairments	1,736	—
Net derivative (gain) loss from commodity contracts	(79)	89
Net proceeds from settled commodity derivatives	98	14
Net gain on early extinguishment of debt	(5)	(6)
Amortization of deferred gain	(17)	(18)
Dry hole expenses	—	3
Other non-cash charges to income, net	8	26
Changes in operating assets and liabilities, net	113	(24)
Net cash provided by operating activities	228	158

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(30)	(131)
Changes in capital investment accruals	(19)	(47)
Asset divestitures	41	—
Acquisitions	—	(2)
Other	(4)	(2)
Net cash used in investing activities	(12)	(182)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from 2014 Revolving Credit Facility	449	615
Repayments of 2014 Revolving Credit Facility	(459)	(579)
Debt repurchases	(3)	(14)
2020 Senior Notes payment	(100)	—
Contributions from noncontrolling interest holders, net	2	49
Distributions paid to noncontrolling interest holders	(44)	(20)
Shares canceled for taxes	(1)	(1)
Net cash (used in) provided by financing activities	(156)	50
Increase in cash	60	26
Cash—beginning of period	17	17
Cash—end of period	$77	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2020

NOTE 1    BASIS OF PRESENTATION

We are an independent oil and natural gas exploration and production company operating properties exclusively within California. We were incorporated in Delaware and became a publicly traded company on December 1, 2014. Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries.

Ability to Continue as a Going Concern

Our liquidity and ability to meet our debt obligations have been negatively impacted by the sharp decrease in commodity prices as a result of the Coronavirus Disease 2019 (COVID-19) pandemic and by the actions of foreign producers. Our primary sources of liquidity and capital resources are cash flow from operations and available borrowing capacity under our Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (2014 Revolving Credit Facility). As of March 31, 2020, we had available liquidity of $395 million, consisting of $67 million in unrestricted cash and $328 million of available borrowing capacity under our 2014 Revolving Credit Facility (before a $150 million month-end minimum liquidity requirement). On April 30, 2020, our 2014 Revolving Credit Facility was amended to reduce the limit on our revolving credit facility from $1 billion to $900 million, among other things. Our ability to borrow under our 2014 Revolving Credit Facility is limited by our ability to comply with its covenants, including quarterly financial covenants, and by our borrowing base. Pursuant to a semi-annual borrowing base redetermination, our borrowing base was reduced from $2.3 billion to $1.2 billion effective as of May 18, 2020, with no further reduction in our ability to borrow under the 2014 Revolving Credit Facility. As of May 31, 2020, we had available liquidity of $165 million, consisting of $148 million in unrestricted cash and $17 million of available borrowing capacity under our 2014 Revolving Credit Facility (before a $150 million month-end minimum liquidity requirement). However, the Forbearance Agreements do not permit us to make any drawings under the 2014 Revolving Credit Facility until the expiration of the forbearance period described below. We expect that operating cash flow and expected available credit capacity will not be sufficient to meet our commitments over the next twelve months.

Our spin–off from Occidental Petroleum Corporation (Occidental) in December 2014 burdened us with significant debt which was used to pay a $6 billion cash dividend to Occidental. Together with the activity level and payables that we assumed from Occidental and due to Occidental's retention of a vast majority of receivables, our debt peaked at approximately $6.8 billion in May 2015. Since then, we have engaged in a series of assets sales, joint ventures, debt exchanges, tenders and other financing transactions to reduce our overall debt and improve our balance sheet. As of March 31, 2020, we had reduced outstanding debt to approximately $4.9 billion, a substantial portion of which will mature in 2021. Our significant indebtedness, the unprecedented impact to our financial position resulting from commodity price decreases due to the COVID–19 pandemic and actions of foreign producers, and the continued challenging conditions in the credit and capital markets raise substantial doubt regarding our ability to continue as a going concern. As discussed further below, we are actively discussing the terms of a restructuring with our creditors and other stakeholders with the objective of enabling us to continue operations better positioned to capitalize on our asset base and operating capabilities.

On February 20, 2020, we launched offers to exchange a significant portion of our Second Lien Notes and our 5.5% Senior Notes due 2021 (2021 Notes) and 6% Senior Notes due 2024 (2024 Notes) into interests in an entity that would hold a term royalty interest in certain of our oil and natural gas assets or new term loans and warrants to purchase our common stock. If the offers were fully subscribed, we expected that the transactions would have reduced our net debt by approximately $1 billion if successfully completed. On March 16, 2020, we announced the termination of the offers as a result of developments in the commodity and financial markets at that time that rendered the offers inadvisable and impractical.

On May 15, 2020, we did not make an interest payment of approximately $4.3 million on our 2024 Notes. The indenture governing the 2024 Notes provides for a 30-day grace period and the payment was made on June 12, 2020.

On May 29, 2020, we did not pay approximately $51 million in the aggregate of interest due under (i) our $1.3 billion credit agreement with The Bank of New York Mellon Trust Company, N.A., as administrative agent, and certain other lenders (2017 Credit Agreement), and (ii) our $1 billion credit agreement with The Bank of New York Mellon Trust Company, N.A., as administrative agent, and certain other lenders (2016 Credit Agreement). Our failure to make those interest payments constituted events of default under the 2017 Credit Agreement, 2016 Credit Agreement and, as a result of cross default, under the 2014 Revolving Credit Facility.

On June 2, 2020, we entered into forbearance agreements (Forbearance Agreements) with (i) certain lenders of a majority of the outstanding principal amount of the loans under the 2014 Revolving Credit Facility, (ii) certain lenders of a majority of the outstanding principal amount of the loans under the 2016 Credit Agreement, and (iii) certain lenders of a majority of the outstanding principal amount of the loans under the 2017 Credit Agreement. Pursuant to the Forbearance Agreements, the lenders who are parties to the Forbearance Agreements agreed to forbear from exercising any remedies under the 2014 Revolving Credit Facility, 2016 Credit Agreement and 2017 Credit Agreement with respect to our failure to make the aforementioned interest payments, through the earlier of June 14, 2020 or an event of termination as set forth in the Forbearance Agreements. On June 12, 2020, we amended the Forbearance Agreements to extend the forbearance period to June 30, 2020. The Forbearance Agreements include a requirement that we maintain an aggregate book cash balance of not less than $40 million for more than three consecutive business days.

On June 15, 2020, we did not make an interest payment of approximately $72.3 million on our 8% Senior Secured Second Lien Notes due 2022 (Second Lien Notes). The indenture governing the Second Lien Notes (Second Lien Notes Indenture) provides for a 30-day grace period, which will expire on July 15, 2020. A failure to pay the interest within the 30-day grace period would constitute an event of default under the Second Lien Notes Indenture and cross defaults under our other debt instruments and agreements.

We are actively discussing the terms of a restructuring with our creditors and other stakeholders with the objective of reaching an agreement before the forbearance period under the Forbearance Agreements expires on June 30, 2020. There can be no assurances that an agreement regarding a restructuring will be reached by the end of the forbearance period or at all or that we will be able to successfully restructure our indebtedness. In addition, no assurances can be given as to what values, if any, will be ascribed to each of our securities or what type or amounts of distributions, if any, our various stakeholders would receive in any restructuring. Any restructuring could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their claims or interest. See Part II, Item 1A – Risk Factors, below for further discussion regarding risks related to our ability to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of a going concern uncertainty. If we cannot continue as a going concern, adjustments to the carrying values and classification of assets and liabilities and the reported amounts of income and expenses could be required and could be material.

In the opinion of our management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2020 and December 31, 2019 and the statements of operations, comprehensive loss, equity and cash flows for the three months ended March 31, 2020 and 2019, as applicable. We have eliminated all significant intercompany transactions and accounts. We account for our share of oil and natural gas exploration and development ventures, in which we have a direct working interest, by reporting our proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on our condensed consolidated balance sheets, statements of operations, equity and cash flows.

We have prepared this report in accordance with generally accepted accounting principles in the United States (U.S.) and the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial information, which permit the omission of certain disclosures to the extent they have not changed materially since the latest annual financial statements. We believe our disclosures are adequate to make the information not misleading. This Form 10-Q should be read in conjunction with the condensed consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 2	ACCOUNTING AND DISCLOSURE CHANGES

Recently Adopted Accounting and Disclosure Changes

We adopted the Financial Accounting Standards Board's new rules on current expected credit losses on January 1, 2020, using a modified retrospective approach to the first period in which the guidance is effective. The new rules change the measurement of credit losses for financial assets and certain other instruments, including trade and other receivables with a right to receive cash, and require the use of a new forward-looking expected loss model that will result in the earlier recognition of an allowance for losses. The adoption of these new rules did not have a significant impact to our condensed consolidated financial statements.

These rules apply to our trade receivables and joint interest billings to third-party customers. Credit exposure for each customer is monitored for outstanding balances and current activity. We actively manage our credit risk by selecting counterparties that we believe to be financially sound and continue to monitor their financial health. Concentration of credit risk is regularly reviewed to ensure that counterparty credit risk is adequately diversified. We believe exposure to counterparty credit-related losses at March 31, 2020 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

NOTE 3	OTHER INFORMATION

Restricted cash — Cash at March 31, 2020 included $10 million which was restricted under agreements to fund operating expenses at one of our joint ventures, fund a carbon capture feasibility study and hold for distributions to a joint venture (JV) partner. Cash at December 31, 2019 included $3 million, which was restricted for distributions to a JV partner.

Other current assets, net — Other current assets, net as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Net amounts due from joint interest partners(a)	$51	$70
Derivative assets(b)	15	39
Prepaid expenses	18	19
Other	—	2
Other current assets, net	$84	$130

(a)	Both March 31, 2020 and December 31, 2019 balances include $19 million in an allowance for credit losses against the receivables from our joint interest partners.

(b)
Derivative assets at March 31, 2020 include only commodity contracts held by the Benefit Street Partners joint venture (BSP JV). Derivative assets at December 31, 2019 included commodity contracts for our hedge positions and those held by the BSP JV.

Accrued liabilities — Accrued liabilities as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Accrued employee-related costs	$63	$116
Accrued taxes other than on income	64	57
Accrued interest	65	13
Lease liability	19	28
Asset retirement obligation	28	28
Other	21	71
Accrued liabilities	$260	$313

Other long-term liabilities — Other long-term liabilities included asset retirement obligations of $495 million and $489 million at March 31, 2020 and December 31, 2019, respectively. The remainder of the balance for each year consisted primarily of postretirement and pension benefit obligations, liabilities related to stock-based and deferred compensation arrangement and lease liabilities.

Supplemental Cash Flow Information

We did not make U.S. federal and state income tax payments during the three months ended March 31, 2020 and 2019. Interest paid, net of capitalized amounts, totaled $45 million and $69 million for the three months ended March 31, 2020 and 2019, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and other on-balance sheet financial instruments, other than debt, approximate fair value.

NOTE 4    INVENTORIES

Materials and supplies are valued at weighted-average cost and are reviewed periodically for obsolescence. Finished goods predominantly comprise oil and natural gas liquids (NGLs), which are valued at the lower of cost and net realizable value. Inventories as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
	(in millions)
Materials and supplies(a)	$58	$64
Finished goods	2	3
Total	$60	$67

(a)
Based on our assessment of the utility of our inventory at March 31, 2020, we recorded a $7 million write down to our materials and supplies, which is included in asset impairments on our condensed consolidated statements of operations.

NOTE 5     DEBT

As of March 31, 2020 and December 31, 2019, our long-term debt consisted of the following credit agreements, Second Lien Notes and Senior Notes:

	Outstanding Principal		Interest Rate	Maturity	Security
	March 31, 2020	December 31, 2019
Credit Agreements	(in millions)
2014 Revolving Credit Facility	$507	$518	LIBOR plus 3.25%-4.00% ABR plus 2.25%-3.00%	June 30, 2021	Shared First-Priority Lien
2017 Credit Agreement	1,300	1,300	LIBOR plus 4.75% ABR plus 3.75%	December 31, 2022(a)	Shared First-Priority Lien
2016 Credit Agreement	1,000	1,000	LIBOR plus 10.375% ABR plus 9.375%	December 31, 2021	First-Priority Lien
Second Lien Notes
Second Lien Notes	1,809	1,815	8%	December 15, 2022(b)	Second-Priority Lien
Senior Notes
5% Senior Notes due 2020	—	100	5%	January 15, 2020	Unsecured
5½% Senior Notes due 2021	100	100	5.5%	September 15, 2021	Unsecured
6% Senior Notes due 2024	144	144	6%	November 15, 2024	Unsecured
Total Long-Term Debt	$4,860	$4,977

Note:	For a detailed description of our credit agreements, Second Lien Notes and Senior Notes, please see our most recent Form 10-K for the year ended December 31, 2019.

(a)
The 2017 Credit Agreement is subject to a springing maturity of 91 days prior to the maturity of our 2016 Credit Agreement if more than $100 million in principal of the 2016 Credit Agreement is outstanding at that time.

(b)	The Second Lien Notes require principal repayments of $286 million in June 2021, $57 million in December 2021, $60 million in June 2022 and $1,406 million in December 2022.

At March 31, 2020, we were in compliance with all financial and other debt covenants under our 2014 Revolving Credit Facility, 2016 Credit Agreement, 2017 Credit Agreement, Second Lien Notes, 2021 Notes and 2024 Notes. All obligations under our 2014 Revolving Credit Facility, 2016 Credit Agreement and 2017 Credit Agreement (collectively, Credit Facilities) as well as our Second Lien Notes and Senior Notes are guaranteed both fully and unconditionally and jointly and severally by all of our material wholly owned subsidiaries.

See Note 1 Basis of Presentation above for discussion of forbearance agreements entered into in connection with certain missed interest payments.

Net Deferred Gain and Issuance Costs

As of March 31, 2020 and December 31, 2019, net deferred gain and issuance costs consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Deferred gain	$193	$211
Issuance costs and original issue discounts	(58)	(65)
Net deferred gain and issuance costs	$135	$146

2014 Revolving Credit Facility

As of March 31, 2020, we had $328 million of available borrowing capacity under our 2014 Revolving Credit Facility, before a $150 million month-end minimum liquidity requirement. On April 30, 2020, our 2014 Revolving Credit Facility was amended to reduce the limit on our revolving credit facility from $1 billion to $900 million, defer the redetermination of our borrowing base from May 1, 2020 to May 15, 2020, introduce a floor on the prevailing rate used in the calculation of our borrowing rate and make other technical amendments. Effective May 18, 2020, the borrowing base under this facility was reduced to $1.2 billion, with no further reduction in our ability to borrow under the 2014 Revolving Credit Facility. Our 2014 Revolving Credit Facility also includes a sub-limit of $400 million for the issuance of letters of credit. As of both March 31, 2020 and December 31, 2019, we had letters of credit outstanding of $165 million. As of April 30, 2020 and May 31, 2020, we had letters of credit outstanding of $152 million. These letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters.

As of May 31, 2020, we had available liquidity of $165 million, consisting of $148 million in unrestricted cash and $17 million of available borrowing capacity under our 2014 Revolving Credit Facility (before a $150 million month-end minimum liquidity requirement). However, the Forbearance Agreements do not permit us to make any drawings under the 2014 Revolving Credit Facility until the expiration of the forbearance period described in Note 1 Basis of Presentation. We expect that operating cash flow and expected available credit capacity will not be sufficient to meet our commitments over the next twelve months.

Note Repurchases

In the three months ended March 31, 2020, we repurchased $7 million in face value of our 8% Second Lien Notes for $3 million in cash resulting in a pre-tax gain of $5 million, including the effect of unamortized deferred gain and issuance costs. In the three months ended March 31, 2019, we repurchased approximately $18 million in face value of our Second Lien Notes for $14 million in cash resulting in a pre-tax gain of $6 million, including the effect of unamortized deferred gain and issuance costs.

Fair Value

At March 31, 2020, we estimate the fair value of our debt, which is classified as Level 1, based on prices from known market transactions or quoted market prices for our instruments. At December 31, 2019, the fair value of the variable rate portion of our debt was based on other observable (Level 2) inputs. The estimated fair value of our debt at March 31, 2020 and December 31, 2019, including the fair value of the variable-rate portion, was $1.0 billion and $3.8 billion, respectively, compared to a carrying value of $4.9 billion and $5.0 billion, respectively.

NOTE 6	JOINT VENTURES

Noncontrolling Interests

The following table presents the changes in noncontrolling interests for our consolidated JVs, which is reported in equity and mezzanine equity on the condensed consolidated balance sheets for the three months ended March 31, 2020 and 2019:

	Equity Attributable to Noncontrolling Interest			Mezzanine Equity - Redeemable Noncontrolling Interests
	Ares JV	BSP JV	Total	Ares JV	Elk Hills Carbon JV	Total
	(in millions)
Balance, December 31, 2019	$—	$93	$93	$802	$—	$802
Net income attributable to noncontrolling interests	2	19	21	30	—	$30
Contributions from noncontrolling interest holders, net	—	—	—	—	2	$2
Distributions to noncontrolling interest holders	(2)	(24)	(26)	(18)	—	$(18)
Balance, March 31, 2020	$—	$88	$88	$814	$2	$816

Balance, December 31, 2018	$15	$99	$114	$756	$—	$756
Net (loss) income attributable to noncontrolling interests	(3)	(2)	(5)	28	—	$28
Contributions from noncontrolling interest holders, net	—	49	49	—	—	$—
Accrued distributions	—	(19)	(19)	—	—	$—
Distributions to noncontrolling interest holders	(2)	—	(2)	(18)	—	$(18)
Balance, March 31, 2019	$10	$127	$137	$766	$—	$766

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

ECR can sell its Class A and Class B interest or cause a sale of the Ares JV assets in certain circumstances, which include but are not limited to the following: (1) we do not cause the Ares JV to exercise its option to redeem the Class A and Class B interest held by ECR by the end of the seven and one-half year redemption period, (2) we fail to make payment for purchases of power or gas processing services followed by the failure to make a preferred distribution payment within 60 days, (3) we default on indebtedness in excess of $100 million and such indebtedness is declared due and payable or (4) we commence bankruptcy proceedings.

Benefit Street Partners (BSP) JV

Our condensed consolidated results reflect the operations of our development JV with BSP, with BSP's preferred interest reported in equity on our condensed consolidated balance sheets and BSP’s share of net income (loss) being reported in net income attributable to noncontrolling interests in our condensed consolidated statements of operations.

Elk Hills Carbon JV

In January 2020, we entered into an agreement with OGCI Climate Investments Elk Hills Carbon Inc. (OGCI) to determine the technical and economic feasibility of retrofitting the Elk Hills power plant with a post-combustion, carbon-capture system, which includes a Front-End Engineering Design scope and study. The project received financial assistance from the U.S. Department of Energy and project participants include us, Electric Power Research Institute, and Fluor Corporation. We formed Elk Hills Carbon LLC (Elk Hills Carbon JV) with OGCI to assist with the initial funding obligation. OGCI contributed approximately $2 million to the Elk Hills Carbon JV in February 2020.

Our condensed consolidated statements of operations reflect the operations of the Elk Hills Carbon JV, with OGCI's share of net income (loss) reported in net income attributable to noncontrolling interests. OGCI's redeemable noncontrolling interests are reported in mezzanine equity due to an optional redemption feature.

Other

In July 2019, we entered into a development joint venture with Alpine Energy Capital, LLC (Alpine) to develop portions of our Elk Hills field (Alpine JV). Alpine made an initial commitment to invest $320 million over a period of up to three years in accordance with a 275-well development plan. On March 27, 2020, Alpine elected to suspend its funding obligations pursuant to a contractual right that is triggered if the average NYMEX 12-month forward strip price for Brent crude oil falls below $45 per barrel over a 30-trading day period. The suspension is automatically lifted and Alpine is obligated to renew funding at such time as the average price exceeds that threshold over any 30-trading day period. If prices remain below the threshold for over 100 consecutive trading days, the development phase may be terminated by us, subject to agreement by Alpine.

For more information on our other joint ventures that are not noncontrolling interests, including the Alpine JV, Macquarie Infrastructure and Real Assets Inc. (MIRA) JV, and Royale Energy, Inc. (Royale) JV, please see our most recent Form 10-K for the year ended December 31, 2019.

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

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at March 31, 2020 and December 31, 2019 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued would not be material to our condensed consolidated financial statements taken as a whole.

NOTE 8    DERIVATIVES

We use a variety of derivative instruments in implementing our hedging program to protect our cash flow, operating margin and capital program from the cyclical nature of commodity prices and interest-rate movements. These derivatives are intended to help us maintain adequate liquidity and improve our ability to comply with the covenants of our Credit Facilities in case of price deterioration.

We did not have any derivative instruments designated as accounting hedges as of and during the three months ended March 31, 2020 and 2019. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to achieve our hedging program goals, even though they are not accounted for as accounting hedges.

Commodity-price risk — In March 2020, we monetized all of our crude oil hedges in place for April 2020 forward with our counterparties, except for certain hedges held by our BSP JV, for approximately $63 million. We recognized the proceeds received in net derivative gain (loss) from commodity contracts on our condensed consolidated statements of operations in the first quarter of 2020. As a result, we did not have any commodity hedges that we would benefit from after the end of the first quarter.

The BSP JV holds crude oil derivatives and natural gas swaps for insignificant volumes through 2021 that are included in our consolidated results. The hedges entered into by the BSP JV could affect the timing of the redemption of BSP's preferred interest.

The following table presents the fair values (at gross and net) of our outstanding commodity derivatives as of March 31, 2020 and December 31, 2019:

March 31, 2020
Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
Assets:	(in millions)
Other current assets, net	$15	$—	$15
Other assets	2	—	2

Liabilities:
Accrued liabilities	—	—	—
Total derivatives	$17	$—	$17

December 31, 2019
Balance Sheet Classification	Gross Amounts Recognized at Fair Value	Gross Amounts Offset in the Balance Sheet	Net Fair Value Presented in the Balance Sheet
Assets:	(in millions)
Other current assets, net	$49	$(10)	$39
Other assets	1	—	1

Liabilities:
Accrued liabilities	(15)	10	(5)
Total derivatives	$35	$—	$35

Interest-rate risk — We hold derivative contracts that limit our interest-rate exposure with respect to $1.3 billion of our variable-rate indebtedness. These interest-rate contracts reset monthly and require the counterparties to pay any excess interest owed on such amount in the event the one-month LIBOR exceeds 2.75% for any monthly period prior to May 2021. For the quarter ended March 31, 2020 and 2019, we reported no change in fair value and a $3 million non-cash loss, respectively, on these contracts in other nonoperating expenses on our consolidated statements of operations.

Fair value of derivatives — Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented. We recognize fair value changes on derivative instruments in each reporting period. The changes in fair value result from the relationship between our existing positions, volatility, time to expiration, contract prices or interest rates and the associated forward curves.

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Basic EPS calculation	(in millions, except per-share amounts)
Net loss	$(1,745)	$(44)
Net income attributable to noncontrolling interests	(51)	(23)
Net loss attributable to common stock	(1,796)	(67)
Net loss attributable to common stockholders	$(1,796)	$(67)
Weighted-average common shares outstanding — basic	49.3	48.7
Basic EPS	$(36.43)	$(1.38)

Diluted EPS calculation
Net loss	$(1,745)	$(44)
Net income attributable to noncontrolling interests	(51)	(23)
Net loss attributable to common stock	(1,796)	(67)
Net loss attributable to common stockholders	$(1,796)	$(67)
Weighted-average common shares outstanding — basic	49.3	48.7
Dilutive effect of potentially dilutive securities	—	—
Weighted-average common shares outstanding — diluted	49.3	48.7
Diluted EPS	$(36.43)	$(1.38)
Weighted-average anti-dilutive shares	4.6	2.5

NOTE 10    PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020		2019
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
	(in millions)
Service cost	$—	$1	$—	$1
Interest cost	1	1	1	1
Expected return on plan assets	—	—	(1)	—
Recognized actuarial loss	—	—	1	—
Total	$1	$2	$1	$2

We did not make contributions to our defined benefit pension plans in each of the three months ended March 31, 2020 and 2019, respectively. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) became law on March 27, 2020 and allows for the deferral of contributions to a single employer pension plan otherwise due during 2020 to January 1, 2021. We deferred contributions to our defined benefit pension plans of approximately $5 million from the first quarter of 2020 until December 2020.

NOTE 11    REVENUE RECOGNITION

We derive substantially all of our revenue from sales of oil, natural gas and NGLs, with the remaining revenue generated from sales of electricity and marketing activities related to storage and managing excess pipeline capacity.

The following table provides disaggregated revenue for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in millions)
Oil and natural gas sales
Oil	$356	$480
Natural gas	38	62
NGLs	36	59
	430	601
Other revenue
Electricity	13	34
Marketing, trading and other	51	144
	64	178
Net derivative gain (loss) from commodity contracts	79	(89)
Total revenues	$573	$690

NOTE 12    LEASES

Balance sheet information related to our operating and finance leases as of March 31, 2020 and December 31, 2019 was as follows:

	Balance Sheet Location	March 31, 2020	December 31, 2019
		(in millions)
Right-of-Use Assets
Operating lease, net	Other assets	$46	$59
Finance lease, net	PP&E	—	2
Total right-of-use assets		$46	$61

Lease Liabilities
Current
Operating lease	Accrued liabilities	$18	$27
Finance lease	Accrued liabilities	1	1
Long-term
Operating lease	Other long-term liabilities	35	37
Finance lease	Other long-term liabilities	1	1
Total lease liabilities		$55	$66

Our operating lease assets and liabilities decreased from year end 2019 primarily due to releasing five of our leased drilling rigs as a result of the current economic environment. Our remaining two leased drilling rigs have been cold stacked and were included with our proved properties in our impairment assessment as discussed in Note 14 Asset Impairments. These right-of-use assets were determined to not be impaired as of March 31, 2020.

NOTE 13    INCOME TAXES

We estimate our annual effective income tax rate to record our quarterly provision in the jurisdictions in which we operate. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. We maintained a full valuation allowance against our net deferred tax assets after considering cumulative losses, including oil and natural gas asset impairments.

For the three months ended March 31, 2020 and 2019, we did not provide any current or deferred tax provision or benefit. The difference between our statutory tax rate and our effective tax rate of zero for the periods presented includes changes to maintain our full valuation allowance against our net deferred tax assets given our recent and anticipated future earnings trends. We believe that there is a reasonable possibility that some or all of this allowance could be released in the foreseeable future. However, the amount of the net deferred tax assets considered realizable depends on the level of profitability that we can achieve.

The CARES Act increased the limitation on the deductibility of business interest expense from 30% to 50% of adjusted taxable income in 2019 and 2020 along with other provisions intended to provide relief to corporate taxpayers. There was no impact on our income tax provision due to our full valuation allowance.

NOTE 14    ASSET IMPAIRMENTS

Triggered by the sharp drop in commodity prices at the end of the first quarter of 2020 due to decreased demand for oil and natural gas products as a result of the COVID-19 pandemic and coupled with the over-supply resulting from the OPEC+ price war, we performed impairment tests on all of our oil and natural gas properties and other assets at March 31, 2020. The following table presents a summary of our asset impairments:

March 31,
2020
Asset Impairments:	(in millions)
Proved oil and natural gas properties	$1,487
Unproved properties	228
Unrecovered capital costs	11
Inventory	7
Other	3
Total	$1,736

Proved oil and natural gas properties — The fair values of our proved oil and natural gas properties were determined as of the date of the assessment using discounted cash flow models incorporating a number of fair value inputs which are categorized as Level 3 on the fair value hierarchy. These inputs were based on management's expectations for the future considering the current environment and included index prices based on forward curves until the market became illiquid and internally generated price forecasts thereafter, pricing adjustments for differentials, estimates of future oil and natural gas production, estimated future operating costs and capital development plans based on the embedded price assumptions. We used a market-based weighted average cost of capital to discount the future net cash flows. The impairment charge primarily related to a steamflood property located in the San Joaquin basin.

Unproved properties — In the current economic environment and for the foreseeable future our ability to develop our unproved properties is constrained. Accordingly, we do not intend to develop these assets and impaired all of our unproved properties, which primarily consist of leases held by production in the San Joaquin basin.

Unrecovered capital costs — Net amounts due from joint interest partners, which are included in other current assets on our condensed consolidated balance sheet, include amounts for capital and operating costs incurred by us that are recoverable solely from our partners' share of future production from associated fields. The dramatic commodity price decline during the first quarter of 2020 resulted in changes to our cash flow forecasts and we impaired the carrying value of these amounts.

NOTE 15    OTHER SUBSEQUENT EVENTS

Changes to the 2020 Compensation Programs

In connection with the unprecedented circumstances affecting the industry and market volatility resulting from the recent industry downturn, we reviewed our incentive programs for the entire workforce to determine whether those programs appropriately align compensation opportunities with our 2020 goals and ensure the stability of our workforce. Following this review, effective May 19, 2020, our Board of Directors approved changes in the variable compensation programs for all participating employees. The previously established target amounts of 2020 variable compensation programs did not change; however, all amounts that vest will be settled in cash and the replacement awards are no longer stock-based compensation. As a condition to receiving any award, participants waived participation in our 2020 annual incentive program and forfeited all stock-based compensation awards previously granted in 2020. There were no changes to stock-based compensation awards granted prior to February 2020.

Employee Stock Purchase Plan

On May 26, 2020, our Board of Directors approved the termination of the California Resources Corporation 2014 Employee Stock Purchase Plan. No additional shares will be purchased through the plan after March 31, 2020.

NOTE 16    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our Credit Facilities, Second Lien Notes and Senior Notes are guaranteed both fully and unconditionally and jointly and severally by our material wholly owned subsidiaries (Guarantor Subsidiaries). Certain of our subsidiaries do not guarantee our Credit Facilities, Second Lien Notes and Senior Notes (Non-Guarantor Subsidiaries) either because they hold assets that are less than 1% of our total consolidated assets or because they are not considered a "subsidiary" under the applicable financing agreement. The following condensed consolidating balance sheets as of March 31, 2020 and December 31, 2019 and the condensed consolidating statements of operations and statements of cash flows for the three months ended March 31, 2020 and 2019, as applicable, reflect the condensed consolidating financial information of our parent company, CRC (Parent), our combined Guarantor Subsidiaries, our combined Non-Guarantor Subsidiaries and the elimination entries necessary to arrive at the information for the Company on a consolidated basis.

The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets
As of March 31, 2020 and December 31, 2019
(in millions)

	March 31, 2020
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$9	$289	$65	$(7)	$356
Investments in consolidated subsidiaries	4,304	131	—	(4,435)	—
Total property, plant and equipment, net	25	4,039	474	—	4,538
Other assets	1	65	14	—	80
TOTAL ASSETS	$4,339	$4,524	$553	$(4,442)	$4,974

Total current liabilities	139	404	7	(7)	543
Long-term debt	4,860	—	—	—	4,860
Deferred gain and issuance costs, net	135	—	—	—	135
Other long-term liabilities	158	553	4	—	715
Amounts due to (from) affiliates	1,230	(1,232)	2	—	—
Mezzanine equity	—	—	816	—	816
Total equity	(2,183)	4,799	(276)	(4,435)	(2,095)
TOTAL LIABILITIES AND EQUITY	$4,339	$4,524	$553	$(4,442)	$4,974

	December 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total current assets	$8	$436	$60	$(13)	$491
Investments in consolidated subsidiaries	5,956	223	—	(6,179)	—
Total property, plant and equipment, net	35	5,846	471	—	6,352
Other assets	1	82	32	—	115
TOTAL ASSETS	$6,000	$6,587	$563	$(6,192)	$6,958

Total current liabilities	248	469	5	(13)	709
Long-term debt	4,877	—	—	—	4,877
Deferred gain and issuance costs, net	146	—	—	—	146
Other long-term liabilities	167	549	4	—	720
Amounts due to (from) affiliates	951	(953)	2	—	—
Mezzanine equity	—	—	802	—	802
Total equity	(389)	6,522	(250)	(6,179)	(296)
TOTAL LIABILITIES AND EQUITY	$6,000	$6,587	$563	$(6,192)	$6,958

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2020 and 2019
(in millions)

	Three months ended March 31, 2020
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$526	$116	$(69)	$573
Total costs	47	2,189	55	(69)	2,222
Non-operating (loss) income	(95)	(1)	—	—	(96)
NET (LOSS) INCOME	(142)	(1,664)	61	—	(1,745)
Net income attributable to noncontrolling interests	—	—	(51)	—	(51)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCK	$(142)	$(1,664)	$10	$—	$(1,796)

	Three months ended March 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$—	$644	$123	$(77)	$690
Total costs	54	584	72	(77)	633
Non-operating (loss) income	(104)	3	—	—	(101)
NET (LOSS) INCOME	(158)	63	51	—	(44)
Net income attributable to noncontrolling interest	—	—	(23)	—	(23)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCK	$(158)	$63	$28	$—	$(67)

Condensed Consolidating Statements of Cash Flows
For the three months ended March 31, 2020 and 2019
(in millions)

	Three months ended March 31, 2020
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(188)	$334	$82	$—	$228
Net cash provided by (used in) investing activities	1	(13)	—	—	(12)
Net cash provided by (used in) financing activities	187	(260)	(83)	—	(156)
Increase in cash	—	61	(1)	—	60
Cash—beginning of period	—	6	11	—	17
Cash—end of period	$—	$67	$10	$—	$77

	Three months ended March 31, 2019
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(184)	$267	$75	$—	$158
Net cash used in investing activities	—	(182)	—	—	(182)
Net cash provided by (used in) financing activities	184	(83)	(51)	—	50
Increase in cash	—	2	24	—	26
Cash—beginning of period	—	7	10	—	17
Cash—end of period	$—	$9	$34	$—	$43

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Environment and Industry Outlook

Our operating results and those of the oil and gas industry as a whole are heavily influenced by commodity prices. Oil and gas prices and differentials may fluctuate significantly as a result of numerous market-related variables, especially given current global geopolitical and economic conditions. These and other factors make it impossible to predict realized prices reliably.

Prices for oil and gas products in the first quarter of 2020 and in subsequent months have been strongly influenced by the Coronavirus Disease 2019 (COVID-19) pandemic and by the actions of foreign producers. The COVID-19 pandemic caused an unprecedented demand collapse related to the shelter-in-place orders, travel restrictions and general economic uncertainty, which negatively impacted crude oil prices. In the midst of the ongoing COVID-19 pandemic, members of the Organization of the Petroleum Exporting Countries (OPEC and together with Russia and other allied producing countries, OPEC+) and Russia did not extend existing oil production cuts expiring on April 1, 2020, and Saudi Arabia and Russia announced significant increases in crude oil production. The unprecedented dual impact of a severe global oil demand decline due to the COVID-19 pandemic repercussions coupled with a substantial increase in supply from Saudi Arabia and Russia resulted in a collapse in crude oil prices.
Reduced demand caused shortages in available storage facilities globally and required many oil and gas producers to shut in wells or curtail production. In April 2020, oil prices continued to decline precipitously temporarily reaching negative values for spot WTI crude. In May 2020, oil prices began to recover as producers across the world, including OPEC, Russia, the United States and others started cutting their production levels sharply and announced significant capital reductions, and an easing of shelter-in-place restrictions created partial demand recovery. However, the current futures forward curve for Brent crude indicates that prices may continue at relatively lower prices for an extended period of time.

We continue to closely monitor the impact of COVID-19, which negatively impacted our business and results of operations in the first quarter of 2020. In addition to lower average realized prices for the quarter and related negative impact to our liquidity, the sharp drop in commodity prices at the end of the first quarter of 2020 also resulted in an impairment charge of $1.7 billion for the first quarter. The lower commodity prices have continued into the second quarter and are currently expected to remain depressed for an extended period of time based on current futures curves. The extent to which our total year operating results will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the pandemic and actions taken by government authorities to contain the pandemic or actions taken by other producers in response to commodity prices movements, among other things. See Part II, Item 1A – Risk Factors, below for further discussion regarding the impact of the pandemic and declines in commodity prices.

The following table presents the average daily Brent, WTI and NYMEX prices for the three months ended March 31, 2020 and 2019 and for the months of April and May 2020:

	Three months ended March 31,		Month ended April 30,	Month ended May 31,
	2020	2019	2020	2020
Brent oil ($/Bbl)	$50.96	$63.90	$26.63	$32.41
WTI oil ($/Bbl)	$46.17	$54.90	$16.70	$28.53
NYMEX gas ($/MMBtu)	$2.05	$3.24	$1.73	$1.76

Note:	Bbl refers to a barrel; MMBtu refers to one million British Thermal Units.

Going Concern Analysis and Recent Developments

Our spin–off from Occidental Petroleum Corporation (Occidental) in December 2014 burdened us with significant debt which was used to pay a $6.0 billion cash dividend to Occidental. Together with the activity level and payables that we assumed from Occidental and due to Occidental's retention of a vast majority of receivables, our debt peaked at approximately $6.8 billion in May 2015. Since then, we have engaged in a series of assets sales, joint ventures, debt exchanges, tenders and other financing transactions to reduce our overall debt and improve our balance sheet. As of March 31, 2020, we had reduced outstanding debt to approximately $4.9 billion, a substantial portion of which will mature in 2021. Our significant indebtedness, the unprecedented impact to our financial position resulting from the commodity price decreases due to the COVID-19 pandemic and actions of foreign producers, and the continued challenging conditions in the credit and capital markets raise substantial doubt regarding our ability to continue as a going concern. As discussed further below, we are actively discussing the terms of a restructuring with our creditors and other stakeholders with the objective of enabling us to continue operations better positioned to capitalize on our asset base and operating capabilities. However, there can be no assurances that we will be able to successfully restructure our indebtedness and no assurances can be given as to what value, if any, will be ascribed to each of our securities or what types or amounts of distributions, if any, our various stakeholders would receive in any restructuring. Any restructuring could result in holders of certain liabilities and/or securities, including our common stock, receiving no distribution on account of their claims or interest.

On February 20, 2020, we launched offers to exchange a significant portion of our Second Lien Notes and our 5.5% Senior Notes due 2021 (2021 Notes) and 6% Senior Notes due 2024 (2024 Notes) into interests in an entity that would hold a term royalty interest in certain of our oil and natural gas assets or new term loans and warrants to purchase our common stock. If the offers were fully subscribed, we expected that the transactions would have reduced our net debt by approximately $1 billion if successfully completed. On March 16, 2020, we announced the termination of the offers as a result of developments in the commodity and financial markets at that time that rendered the offers inadvisable and impractical.

On May 15, 2020, we did not make an interest payment of approximately $4.3 million on our 2024 Notes. The indenture governing the 2024 Notes provides for a 30-day grace period and the payment was subsequently made on June 12, 2020.

On May 29, 2020, we did not pay approximately $51 million in the aggregate of interest due under (i) our $1.3 billion credit agreement with The Bank of New York Mellon Trust Company, N.A., as administrative agent, and certain other lenders (2017 Credit Agreement), and (ii) our $1 billion credit agreement with The Bank of New York Mellon Trust Company, N.A., as administrative agent, and certain other lenders (2016 Credit Agreement). Our failure to make those interest payments constituted events of default under our 2017 Credit Agreement and 2016 Credit Agreement and, as a result of cross default, under our Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and certain other lenders (2014 Revolving Credit Facility).

On June 2, 2020, we entered into forbearance agreements (Forbearance Agreements) with (i) certain lenders of a majority of the outstanding principal amount of the loans under the 2014 Revolving Credit Facility, (ii) certain lenders of a majority of the outstanding principal amount of the loans under the 2016 Credit Agreement, and (iii) certain lenders of a majority of the outstanding principal amount of the loans under the 2017 Credit Agreement. Pursuant to the Forbearance Agreements, the lenders who are parties to the Forbearance Agreements agreed to forbear from exercising any remedies under the 2014 Revolving Credit Facility, 2016 Credit Agreement and 2017 Credit Agreement with respect to our failure to make the aforementioned interest payments, through the earlier of June 14, 2020 or an event of termination as set forth in the Forbearance Agreements. On June 12, 2020, we amended the Forbearance Agreements to extend the forbearance period to June 30, 2020. The Forbearance Agreements include a requirement that we maintain an aggregate book cash balance of not less than $40 million for more than three consecutive business days.

On June 15, 2020, we did not make an interest payment of approximately $72.3 million on our 8% Senior Secured Second Lien Notes due 2022 (Second Lien Notes). The indenture governing the Second Lien Notes provides for a 30-day grace period, which will expire on July 15, 2020. A failure to pay the interest within the 30-day grace period would constitute an event of default under this indenture and cross defaults under our other debt instruments and agreements.

We are actively discussing the terms of a restructuring with our creditors and other stakeholders with the objective of reaching an agreement before the forbearance period under the Forbearance Agreements expires on June 30, 2020. There can be no assurances that an agreement regarding a restructuring will be reached by the end of the forbearance period or at all or that we will be able to successfully restructure our indebtedness. In addition, no assurances can be given as to what values, if any, will be ascribed to each of our securities or what types or amounts of distributions, if any, our various stakeholders would receive in any restructuring. Any restructuring could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their claims or interest. See Part II, Item 1A – Risk Factors, below for further discussion regarding risks related to our ability to continue as a going concern.

Operations

Response to COVID-19 Pandemic and Industry Downturn

We have taken several steps and continue to actively work to mitigate the effects of the COVID-19 pandemic and the industry downturn on our operations, financial condition and liquidity.

In early March, in response to the rapid fall in commodity prices, we reduced our 2020 capital budget to a level that maintains the mechanical integrity of our facilities to operate them in a safe and environmentally responsible manner and ceased all field development and growth projects. We also monetized all of our crude oil hedges for April 2020 forward with our counterparties, except for certain hedges held by our joint venture with Benefit Street Partners (BSP JV), for approximately $63 million to enhance our liquidity. We shut in certain marginal wells to reduce operating costs which curtailed average gross production volumes by approximately 7 MBoe/d and average net production volumes by 6 MBoe/d in May 2020. As part of our operational efficiency measures, we also evaluated our diverse portfolio and our various production mechanisms with a focus on wells with higher operating costs. Our teams utilized our extensive automation controls, monitored weekly well margins, and made temporary adjustments to our producing wells to ensure our operations aligned with the price environment. As a result of these actions, our current operating expense run rate is below $45 million per month compared to the first quarter average of $64 million per month. At our current level of capital investment, we anticipate production will continue to decline at a moderate pace through the remainder of the year.

In early March 2020, we also implemented various measures to protect the health of our workforce and to support the prevention of COVID-19 at our plants, rigs, fields and administrative offices. These initiatives were in accordance with the orders and guidance of federal, state and local authorities to mitigate the risks of the disease, and included closing all our administrative offices and implementing remote working for most office employees. As a result, our management team and substantially all of our office personnel, including finance and accounting teams, worked remotely beginning in March 2020 and continuing into June 2020, when a phased return to the office began. In addition, on April 6, 2020, we implemented reduced work hours for nearly all of our office employees. This temporary arrangement ended at the end of May 2020. These reductions were made in an effort to preserve liquidity after the further deterioration of commodity prices following the outbreak of COVID-19. Our operational employees and contractors have been classified as an essential critical infrastructure workforce by government authorities and continue to work in their plant and field locations under our COVID-19 Health and Safety Plan that includes protocols for reporting of illness, self-quarantine, hygiene, applying social distancing to minimize close contact between workers, cleaning or disinfection of workspaces and protection of emergency response personnel. We have not experienced any operational slowdowns due to COVID-19 among our workforce.

Our Operations

We conduct our operations on properties that we hold through fee interests, mineral leases and other contractual arrangements. We are the largest private oil and natural gas mineral acreage holder in California, with interests in 2.1 million net mineral acres, approximately 60% of which is held in fee and 17% is held by production. Our oil and gas leases have primary terms ranging from one to ten years. Once production commences, the leases are typically extended on the producing acreage through the end of their producing life. As a result of our large mineral acre position held in fee, we have the flexibility to shut in wells while retaining our oil and gas leases which are held by production.

We also own or control a network of integrated infrastructure that complements our operations including gas processing plants, oil and gas gathering systems, power plants and other related assets. Our strategically located infrastructure helps us maximize the value generated from our production.

Our share of production and reserves from operations in the Wilmington field is subject to contractual arrangements similar to production-sharing contracts (PSCs) that are in effect through the economic life of the assets. Under such contracts we are obligated to fund all capital and production costs. We record a share of production and reserves to recover a portion of such capital and production costs and an additional share for profit. Our portion of the production represents volumes: (i) to recover our partners’ share of capital and production costs that we incur on their behalf, (ii) for our share of contractually defined base production and (iii) for our share of remaining production thereafter. We generate returns through our defined share of production from (ii) and (iii) above. These contracts do not transfer any right of ownership to us and reserves reported from these arrangements are based on our economic interest as defined in the contracts. Our share of production and reserves from these contracts decreases when product prices rise and increases when prices decline, assuming comparable capital investment and production costs. However, our net economic benefit is greater when product prices are higher. These contracts represented approximately 18% of our net production for the quarter ended March 31, 2020.

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

We own a large and geographically diverse portfolio of assets that generate the following revenue streams:

Crude Oil — We sell nearly all of our crude oil into the California refining markets, which offer relatively favorable pricing for comparable grades relative to other U.S. regions. Substantially all of our crude oil production is connected, via our gathering systems, to third-party pipelines and California refining markets and we have not encountered any issues with storage or reaching these markets during the recent industry downturn. We do not refine or process the crude oil we produce and do not have any significant long-term transportation arrangements.

California is heavily reliant on imported sources of energy, with approximately 72% of oil and 90% of natural gas consumed in 2019 imported from outside the state. Nearly all of the imported oil arrives via supertanker, mostly from foreign locations. As a result, California refiners have typically purchased crude oil at international waterborne-based Brent prices. We continue to receive a premium in comparison to other comparable grades due to the demand for our product in the state of California. We believe that the limited crude transportation infrastructure from other parts of the U.S. into California will continue to contribute to higher realizations than most other U.S. oil markets for comparable grades.

Natural Gas — We sell all of our natural gas not used in our operations into the California markets on a monthly basis at market-based index pricing. Natural gas prices and differentials are strongly affected by local market fundamentals, such as storage capacity and the availability of transportation capacity from producing areas. Transportation capacity influences prices because California imports approximately 90% of its natural gas from other states and Canada. As a result, we typically enjoy favorable pricing relative to out-of-state producers due to lower transportation costs on the delivery of our natural gas. Changes in natural gas prices have a smaller impact on our operating results than changes in oil prices as only approximately 25% of our total equivalent production volume and even a smaller percentage of our revenue is from natural gas.

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

Natural Gas Liquid (NGL) — NGL price realizations are related to the supply and demand for the products making up these liquids. Some of them more typically correlate to the price of oil while others are affected by natural gas prices as well as the demand for certain chemical products for which they are used as feedstock. In addition, infrastructure constraints and seasonality can magnify pricing volatility.

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

We currently have a pipeline delivery contract to transport 6,500 barrels per day of NGLs to market. Our contract to deliver NGLs requires us to cash settle any shortfall between the committed quantities and volumes actually delivered. In connection with another pipeline delivery contract that expired, we made a one-time payment of $20 million in April 2020. We sell virtually all of our NGLs using index-based pricing. Our NGLs are generally sold pursuant to contracts that are renewed annually. Approximately 31% of our NGLs are sold to export markets.

Electricity — Part of the electrical output from the Elk Hills power plant is used by Elk Hills and other nearby fields, which reduces operating costs and increases reliability. We sell the excess electricity generated to the grid and a local utility. The power sold to the utility is subject to agreements through the end of 2023, which include a monthly capacity payment plus a variable payment based on the quantity of power purchased each month. The prices obtained for excess power impact our earnings but generally by an insignificant amount.

Derivatives and Hedging Activities

We opportunistically seek strategic hedging transactions to help protect our cash flow, operating margin and capital program from both the cyclical nature of commodity prices and interest rate movements while maintaining adequate liquidity and improving our ability to comply with our debt covenants. We can give no assurances that our hedging programs will be adequate to accomplish our objectives. In early March 2020, in response to the rapid fall in commodity prices, we monetized all of our crude oil hedges in place for April 2020 forward with our counterparties, except for certain hedges held by our BSP JV, for approximately $63 million to enhance our liquidity. As a result, we did not have any commodity hedges that we would benefit from after the end of the first quarter. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to achieve our hedging program goals, even though they are not accounted for as cash-flow or fair-value hedges.

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

Development Joint Ventures

We have a number of joint ventures that have allowed us to accelerate the development of our assets which provided us with operational and financial flexibility as well as near-term production benefits. The following table summarizes the cumulative investment through March 31, 2020 by our development joint venture partners, before transaction costs:

Cumulative Investment through
March 31, 2020
(in millions)
Alpine	$223
Royale	17
MIRA	140
BSP	200
Total Capital Investment	$580

For more information on our development joint ventures, please see our most recent Form 10-K for the year ended December 31, 2019.

Alpine JV

In July 2019, we entered into a development agreement with Alpine Energy Capital, LLC (Alpine). Alpine has committed to invest $320 million, which may be increased to a total investment of $500 million subject to the mutual agreement of the parties. The initial $320 million commitment covers multiple development opportunities and is intended to be invested over a period of up to three years in accordance with a 275-well development plan.

On March 27, 2020, Alpine elected to suspend its funding obligations pursuant to a contractual right that is triggered if the average NYMEX 12-month forward strip price for Brent crude oil falls below $45 per barrel over a 30-trading day period. The suspension is automatically lifted and Alpine is obligated to renew funding at such time as the average price exceeds that threshold over any 30-trading day period. If prices remain below the threshold for over 100 consecutive trading days, the development phase may be terminated by us, subject to agreement by Alpine.

Fixed and Variable Costs
Our production costs include (1) variable costs that fluctuate with production levels and (2) fixed costs that typically do not vary with changes in production levels or well counts, especially in the short term. The substantial majority of our near-term fixed costs become variable over the longer term because we manage them based on the field’s stage of life and operating characteristics. For example, portions of labor and material costs, energy, workovers and maintenance expenditures correlate to well count, production and activity levels. Portions of these same costs can be relatively fixed over the near term; however, they are managed down as fields mature in a manner that correlates to production and commodity price levels. A certain amount of costs for facilities, surface support, surveillance and related maintenance can be regarded as fixed in the early phases of a program. However, as the production from a certain area matures, well count increases and daily per well production drops, such support costs can be reduced and consolidated over a larger number of wells, reducing costs per operating well. Further, many of our other costs, such as property taxes and oilfield services, are variable and will respond to activity levels and tend to correlate with commodity prices. As a result of the measures taken to address the recent industry downturn, we continue to believe approximately one-third of our operating costs are fixed over the life cycle of our fields and the remaining two-thirds costs are variable. We actively manage our fields to optimize production and minimize costs. When we see growth in a field, we increase capacities and, similarly, when a field nears the end of its economic life, we manage the costs while it remains economically viable to produce.

Production and Prices

The following table sets forth our average net production volumes of oil, NGLs and natural gas per day for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Oil (MBbl/d)
San Joaquin Basin	47	55
Los Angeles Basin	26	25
Ventura Basin	4	4
Total	77	84
NGLs (MBbl/d)
San Joaquin Basin	14	14
Ventura Basin	—	1
Total	14	15
Natural gas (MMcf/d)
San Joaquin Basin	152	165
Los Angeles Basin	2	2
Ventura Basin	6	7
Sacramento Basin	23	28
Total	183	202

Total Net Production (MBoe/d)	121	133

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

For the three months ended March 31, 2020 compared to the same period in 2019, total daily production decreased by approximately 12 MBoe/d or 9%. The decrease in production largely represented base decline resulting from low internal capital investment during the last 12 months. In addition, our May 2019 divestiture of a 50% working interest in certain zones within our Lost Hills field resulted in a decrease of approximately 2 MBoe/d in 2020 compared to the prior comparative quarter. Our PSC-type contracts positively impacted our oil production in 2020 by over 2 MBoe/d compared to 2019.

The following tables set forth the average realized prices and price realizations as a percentage of average Brent, WTI and NYMEX for our products for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020		2019
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$50.96		$63.90

Realized price without hedge	$50.78	100%	$63.30	99%
Settled hedges	4.72		1.96
Realized price with hedge (a)	$55.50	109%	$65.26	102%

WTI	$46.17		$54.90
Realized price without hedge	$50.78	110%	$63.30	115%
Realized price with hedge	$55.50	120%	$65.26	119%

NGLs ($ per Bbl)
Realized price (% of Brent)	$29.28	57%	$42.52	67%
Realized price (% of WTI)	$29.28	63%	$42.52	77%

Natural gas
NYMEX ($/MMBtu)	$2.05		$3.24

Realized price without hedge ($/Mcf)	$2.25	110%	$3.43	106%
Settled hedges	0.10		(0.05)
Realized price with hedge ($/Mcf)	$2.35	115%	$3.38	104%

(a)	March 31, 2020 prices exclude the effect of $63 million of proceeds received in the first quarter of 2020 from settling derivative contracts with counterparties prior to maturity.

Oil — Brent index and realized prices were lower in the three months ended March 31, 2020 compared to the same prior-year period due to the combination of the supply increase caused by the Saudi-Russia price war and the severe demand decline caused by COVID-19 that began in March 2020. During April 2020, Brent index prices and our realizations further deteriorated to $26.63 and 79%, respectively, and recovered slightly in May 2020 to $32.41 and 93%, respectively.

NGLs — Prices for NGLs decreased from the same prior-year period as supply associated with high gas-producing basins outpaced steady demand, causing lower domestic NGL prices in the first quarter of 2020. We continue to receive premium prices for NGLs relative to national hub prices.

Natural Gas — Our natural gas realized prices were lower in the three months ended March 31, 2020 than the comparable period of 2019. The decrease was due to increased nationwide natural gas production, opposite of last year’s local supply constraints, resulting in lower prices across the country, and decreased demand resulting from the shelter-in-place order related to COVID-19 that began in March 2020.

Balance Sheet Analysis

The following table sets forth changes in our balance sheet between March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(in millions)
Cash	$77	$17
Trade receivables	$135	$277
Inventories	$60	$67
Other current assets, net	$84	$130
Property, plant and equipment, net	$4,538	$6,352
Other assets	$80	$115
Current maturities of long-term debt	$—	$100
Accounts payable	$283	$296
Accrued liabilities	$260	$313
Long-term debt	$4,860	$4,877
Deferred gain and issuance costs, net	$135	$146
Other long-term liabilities	$715	$720
Mezzanine equity	$816	$802
Equity attributable to common stock	$(2,183)	$(389)
Equity attributable to noncontrolling interests	$88	$93

Cash — Cash at March 31, 2020 and December 31, 2019 included restricted cash of $10 million and $3 million, respectively. Cash increased in the first quarter of 2020 primarily as a result of monetizing our crude oil hedges in place for April 2020 forward (other than hedges held by our BSP JV). See Liquidity and Capital Resources for our cash flow analysis.

Trade receivables — The decrease in trade receivables was largely driven by lower production, realized product prices and trading activities in the first quarter of 2020 compared to the fourth quarter of 2019.

Other current assets, net — The decrease in other current assets, net was primarily due to the sale of our crude oil hedge positions resulting in a decrease in the fair value of the current portion of our derivative assets. Additionally, in March 2020, we recorded an $11 million impairment on capital investments which were recovered from our joint interest partners solely from production. The dramatic commodity price declines at the end of the quarter resulted in changes to our cash flow forecasts and ultimate collectability of these development costs under our PSCs.

Property, plant and equipment, net — The decrease in property, plant and equipment, net primarily reflected the $1.7 billion impairment of certain of our proved and unproved properties, depreciation, depletion, and amortization (DD&A) and sales of certain royalty interests and non-core assets in the first quarter of 2020 as a result of the sharp decrease in commodity prices. The decrease was partially offset by capital investments including the planned major maintenance at our Elk Hills power plant. For further detail about the asset impairment, see Part I, Item 1 – Financial Statements, Note 14 Asset Impairments.

Other assets — Other assets decreased primarily due to utilizing parts for the planned major maintenance of our Elk Hills power plant as well as a decrease in operating lease assets due to releasing drilling rigs in the first quarter of 2020.

Current maturities of long-term debt — Current maturities of long-term debt decreased by $100 million reflecting payment in full of our 2020 Senior Notes due in January 2020.

Accrued liabilities — The decrease in accrued liabilities primarily reflected bonus payments made in the first quarter of 2020 as well as the timing of payments to our joint venture partners and interest payments to our lenders.

Mezzanine equity — Mezzanine equity predominantly reflected the carrying amount of the Class A common and Class B preferred interests held by the noncontrolling interest partner in our midstream JV.

Equity attributable to common stock — Equity attributable to common stock decreased primarily as a result of the net loss in the three months ended March 31, 2020.

Statements of Operations Analysis

Results of Oil and Gas Operations

The following represents key operating data for our oil and gas operations, excluding certain corporate items, on a per Boe basis for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Production costs	$17.38	$19.46
Production costs, excluding effects of PSC-type contracts(a)	$16.48	$18.01
Field general and administrative expenses(b)	$1.09	$1.25
Field depreciation, depletion and amortization(b)	$10.05	$9.35
Field taxes other than on income(b)	$3.08	$2.67

(a)
As described in the Operations section, the reporting of our PSC-type contracts creates a difference between reported production costs, which are for the full field, and reported volumes, which are only our net share, inflating the per barrel production costs. These amounts represent our production costs after adjusting for this difference.

(b)	Excludes corporate expenses.

Consolidated Results of Operations

The following represents key operating data for our consolidated operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in millions)
Oil and natural gas sales	$430	$601
Net derivative gain (loss) from commodity contracts	79	(89)
Other revenue	64	178
Production costs	(192)	(233)
General and administrative expenses	(60)	(83)
Depreciation, depletion and amortization	(119)	(118)
Asset impairments	(1,736)	—
Taxes other than on income	(41)	(41)
Exploration expense	(5)	(10)
Other expenses, net	(69)	(148)
Interest and debt expense, net	(87)	(100)
Net gain on early extinguishment of debt	5	6
Other non-operating expenses	(14)	(7)
Loss before income taxes	(1,745)	(44)
Income tax	—	—
Net loss	(1,745)	(44)
Net income attributable to noncontrolling interests	(51)	(23)
Net loss attributable to common stock	$(1,796)	$(67)

Adjusted net (loss) income(a)	$(8)	$31
Adjusted EBITDAX(a)	$251	$301
Effective tax rate	—%	—%

(a)	Adjusted net (loss) income and adjusted EBITDAX are non-GAAP measures. See the Non-GAAP Financial Measures section below for reconciliations to their nearest GAAP measures.

Three months ended March 31, 2020 vs. 2019

Oil and natural gas sales — Oil and natural gas sales decreased 28%, or $171 million, for the three months ended March 31, 2020 compared to the same period of 2019 due to lower realized prices and production as reflected in the following table:

	Oil	NGLs	Natural Gas	Total
		(in millions)
Three months ended March 31, 2019	$480	$59	$62	$601
Changes in realized prices	(95)	(19)	(21)	(135)
Changes in production	(29)	(4)	(3)	(36)
Three months ended March 31, 2020	$356	$36	$38	$430
Note: See Production and Prices for index prices, realizations and production volumes for comparative periods.

The effect of settled hedges is not included in the table above. Net proceeds from settled hedges were $35 million for the three months ended March 31, 2020 compared to net proceeds of $14 million for the same period of 2019, which had a positive impact of $21 million on our total revenue between periods. Including the effect of settled hedges and proceeds from derivative contracts sold in the first quarter of 2020, our oil and natural gas revenue decreased by $87 million or 14% compared to the same prior-year period.

Net derivative gain (loss) from commodity contracts — Net derivative gain from commodity contracts was $79 million for the three months ended March 31, 2020 compared to a loss of $89 million in the same period of 2019, representing an overall change of $168 million as reflected in the following table. Non-cash changes in the fair value of our outstanding derivatives resulted from the positions held at the end of each period as well as the relationship between contract prices, volatility, time to expiration and the associated forward curves.

	Three months ended March 31,
	2020	2019
	(in millions)
Non-cash derivative (loss) gain, excluding noncontrolling interest	$(35)	$(97)
Non-cash derivative gain (loss), noncontrolling interest	16	(6)
Total non-cash changes	(19)	(103)
Net proceeds on settled commodity derivatives	35	14
Net proceeds on derivative sales prior to maturity	63	—
Net derivative gain (loss)	$79	$(89)

Other revenue — The decrease in other revenue of $114 million to $64 million for the three months ended March 31, 2020 compared to $178 million in the same period of 2019 was due to lower natural gas trading activity and lower electricity sales due to a planned major maintenance at the Elk Hills power plant in 2020.

Production costs — Production costs for the three months ended March 31, 2020 decreased $41 million to $192 million compared to $233 million for the same period of 2019, resulting in an 18% decrease. The decrease was primarily attributable to reduced downhole and surface maintenance activity across our fields, lower prices for natural gas used in our steamfloods, cost savings attributable to our October 2019 organizational redesign and additional cost saving initiatives implemented in March 2020 in response to lower commodity prices. Additionally, our production costs related to the Lost Hills field declined by approximately $8 million in the first quarter of 2020 from the same period of 2019 as a result of our sale of a 50% working interest in the field in May 2019. Our current operating expense run rate is below $45 million per month compared to the first quarter 2020 average of $64 million per month.

General and administrative expenses — Our general and administrative (G&A) expenses decreased $23 million to $60 million for the three months ended March 31, 2020 compared to $83 million for the same period of 2019, primarily due to lower cash-settled stock-based compensation expense resulting from a decline in our stock price between comparative periods. Additionally, G&A expenses were lower in 2020 as a result of cost savings attributable to our October 2019 organizational redesign and a reduced performance factor for certain performance-based awards.

Asset impairments — We performed impairment tests at March 31, 2020 due to the sharp drop in commodity prices at the end of the first quarter of 2020. As a result, in the first quarter of 2020, we recorded an impairment charge of $1.7 billion, of which $1.5 billion related to certain of our proved properties and $228 million related to unproved acreage that we no longer intend to pursue.

The fair values of our proved oil and natural gas properties were determined as of the date of the assessment using discounted cash flow models based on management's expectations for the future considering the current environment. Inputs included estimates of future oil and natural gas production, index prices based on forward curves until the market became illiquid and internally generated price forecasts thereafter, pricing adjustments for differentials, estimated future operating costs and capital development plans based on the embedded price assumptions. We used a market-based weighted average cost of capital to discount the future net cash flows. For further detail about the asset impairment, see Part I, Item 1 – Financial Statements, Note 14 Asset Impairments.

Other expenses, net — The decrease in other expenses of $79 million to $69 million for the three months ended March 31, 2020 compared to $148 million for the same period of 2019 was largely the result of lower gas trading activity in the first quarter of 2020.

Net income attributable to noncontrolling interests — The decrease in net income attributable to noncontrolling interests was primarily a result of a mark to market adjustment on derivatives related to our BSP JV between periods.

Stock-Based Compensation

Our consolidated results of operations for the three months ended March 31, 2020 and 2019 include the effects of long-term stock-based compensation plans under which awards are granted annually to executives, non-executive employees and non-employee directors that are either settled with shares of our common stock or cash. Our equity-settled awards granted to executives include stock options, restricted stock units and performance stock units that either cliff vest at the end of a three-year period or vest ratably over a three-year period, some of which are partially settled in cash. Our equity-settled awards granted to non-employee directors are stock grants that vest immediately or restricted stock units that cliff vest after one year. Our cash-settled awards granted to non-executive employees vest ratably over a three-year period.

Changes in our stock price introduce volatility in our results of operations because we pay cash-settled awards based on our stock price on the vesting date and accounting rules require that we adjust our obligation for unvested awards to the amount that would be paid using our stock price at the end of each reporting period. Cash-settled awards, including executive awards partially settled in cash, account for over 60% of our total outstanding awards. Equity-settled awards are not similarly adjusted for changes in our stock price.

Our ending stock price was as follows:

	March 31, 2020	December 31, 2019	Change	March 31, 2019	December 31, 2018	Change
Stock price	$1.00	$9.03	$(8.03)	$25.71	$17.04	$8.67

Stock-based compensation is included in both G&A expenses and production costs as shown in the table below:

	Three months ended March 31,
	2020	2019	Variance
	(in millions, except per Boe amounts)
G&A expenses
Cash-settled awards	$(2)	$10	$(12)
Equity-settled awards	3	3	—
Total in G&A	$1	$13	$(12)
Total in G&A per Boe	$0.09	$1.09	$(1.00)

Production costs
Cash-settled awards	$(1)	$3	$(4)
Equity-settled awards	—	1	(1)
Total in production costs	$(1)	$4	$(5)
Total in production costs per Boe	$(0.09)	$0.33	$(0.42)

Total stock-based compensation expense	$—	$17	$(17)
Total stock-based compensation expense per Boe	$—	$1.42	$(1.42)

Changes to the 2020 Compensation Program

In connection with the unprecedented circumstances affecting the industry and market volatility resulting from the recent industry downturn, we reviewed our incentive programs for the entire workforce to determine whether those programs appropriately align compensation opportunities with our 2020 goals and ensure the stability of our workforce. Following this review, effective May 19, 2020, our Board of Directors approved changes in the variable compensation programs for all participating employees. The previously established target amounts of 2020 variable compensation programs did not change; however, all amounts that vest will be settled in cash and the replacement awards are no longer stock-based compensation. As a condition to receiving any award, participants waived participation in our 2020 annual incentive program and forfeited all stock-based compensation awards previously granted in 2020. There were no changes to stock-based compensation awards granted prior to February 2020. Changes to the variable compensation programs will have the effect of accelerating the associated payments into 2020 from future periods. However, the total amount of compensation to be paid under the variable compensation programs at target for 2020 remains largely the same as the amounts that would have been paid at target prior to the changes.

Non-GAAP Financial Measures

Adjusted net (loss) income — Our results of operations, which are presented in accordance with U.S. generally accepted accounting principles (GAAP), can include the effects of unusual, out-of-period and infrequent transactions and events affecting earnings that vary widely and unpredictably (in particular certain non-cash items such as derivative gains and losses) in nature, timing, amount and frequency. Therefore, management uses a measure called adjusted net income (loss) that excludes those items. This measure is not meant to disassociate these items from management's performance but rather is meant to provide useful information to investors interested in comparing our performance between periods. Reported earnings are considered representative of management's performance over the long term. Adjusted net income (loss) is not considered to be an alternative to net income (loss) reported in accordance with GAAP.

The following table presents a reconciliation of the GAAP financial measure of net income to the non-GAAP financial measure of adjusted net income and presents the GAAP financial measure of net income (loss) attributable to common stock per diluted share and the non-GAAP financial measure of adjusted net income per diluted share:

	Three months ended March 31,
	2020	2019
	(in millions, except share data)
Net loss	$(1,745)	$(44)
Net income attributable to noncontrolling interests	(51)	(23)
Net loss attributable to common stock	(1,796)	(67)
Unusual, infrequent and other items:
Asset Impairment	1,736	—
Non-cash derivative loss from commodities, excluding noncontrolling interest	35	97
Non-cash derivative loss from interest-rate contracts	—	3
Net gain on early extinguishment of debt	(5)	(6)
Other, net	22	4
Total unusual, infrequent and other items	1,788	98
Adjusted net (loss) income	$(8)	$31

Net loss attributable to common stock per diluted share	$(36.43)	$(1.38)
Adjusted net (loss) income per diluted share	$(0.16)	$0.63

Adjusted EBITDAX — We define adjusted EBITDAX as earnings before interest expense; income taxes; depreciation, depletion and amortization; exploration expense; other unusual, out-of-period and infrequent items; and other non-cash items. We believe this measure provides useful information in assessing our financial condition, results of operations and cash flows and is widely used by the industry, the investment community and our lenders. Although this is a non-GAAP measure, the amounts included in the calculation were computed in accordance with GAAP. Certain items excluded from this non-GAAP measure are significant components in understanding and assessing our financial performance, such as our cost of capital and tax structure, as well as the historic cost of depreciable and depletable assets. This measure should be read in conjunction with the information contained in our financial statements prepared in accordance with GAAP. A version of adjusted EBITDAX is a material component of certain of our financial covenants under our 2014 Revolving Credit Facility and is provided in addition to, and not as an alternative for, income and liquidity measures calculated in accordance with GAAP.

The following table presents a reconciliation of the GAAP financial measure of net income (loss) to the non-GAAP financial measure of adjusted EBITDAX:

	Three months ended March 31,
	2020	2019
	(in millions)
Net loss	$(1,745)	$(44)
Interest and debt expense, net	87	100
Depreciation, depletion and amortization	119	118
Exploration expense	5	10
Unusual, infrequent and other items	1,788	98
Other non-cash items	(3)	19
Adjusted EBITDAX	$251	$301

The following table sets forth a reconciliation of the GAAP measure of net cash provided by operating activities to the non-GAAP financial measure of adjusted EBITDAX:

	Three months ended March 31,
	2020	2019
	(in millions)
Net cash provided by operating activities	$228	$158
Cash interest	49	72
Exploration expenditures	5	4
Working capital changes	(31)	67
Adjusted EBITDAX	$251	$301

Liquidity and Capital Resources

Cash Flow Analysis

	Three months ended March 31,
	2020	2019
	(in millions)
Net cash provided by operating activities	$228	$158
Net cash used (provided) by investing activities:
Capital investments	$(30)	$(131)
Changes in capital investment accruals	$(19)	$(47)
Acquisitions, divestitures and other	$37	$(4)
Net cash (used) provided by financing activities:
Net debt transactions	$(113)	$22
(Distributions) contributions with noncontrolling interest holders	$(42)	$29
Issuance of common stock and other	$(1)	$(1)

Cash flows from operating activities — Our net cash provided by operating activities is sensitive to many variables, including changes in commodity prices. Commodity price movements may also lead to changes in other variables in our business, including adjustments to our capital program. Our operating cash flow increased 44%, or $70 million, to $228 million for the three months ended March 31, 2020 from $158 million in the same period of 2019. This increase includes $63 million of proceeds received in the first quarter of 2020 on the settlement of derivative contracts with counterparties prior to maturity. Changes in operating assets and liabilities, net in the first quarter of 2020 increased our operating cash flow by $113 million compared to a reduction of $24 million in the first quarter of 2019. Changes in working capital primarily related to a decrease in the balance of accounts receivable due to lower commodity prices between periods.
Cash flows from investing activities — Our net cash used in investing activities of $12 million for the three months ended March 31, 2020 primarily reflected $30 million of capital investments (excluding $19 million in negative capital-related accrual changes). Cash used in investing activities also included proceeds of $41 million related to a sale of royalty interests and a non-core asset in the first quarter of 2020. For the three months ended March 31, 2019, our net cash used in investing activities of $182 million primarily included approximately $2 million related to an asset acquisition and $131 million of capital investments (excluding $47 million in positive capital-related accrual changes), of which $27 million was funded by BSP.

The amounts in the table below reflect our consolidated capital investment, excluding changes in capital investment accruals, for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in millions)
Oil and natural gas	$29	$94
Exploration	—	7
Corporate and other	1	3
Total internally funded capital	30	104
BSP funded capital	—	27
Total consolidated capital investment	$30	$131

Cash flows from financing activities — Our net cash used in financing activities of $156 million for the three months ended March 31, 2020 primarily comprised $44 million of distributions to our noncontrolling interest holders, $3 million of debt repurchases on our Second Lien Notes, $100 million for the repayment of the 2020 Senior Notes at maturity and $10 million in net repayments on our 2014 Revolving Credit Facility, partially offset by $2 million in contributions from a noncontrolling interest holder. For the three months ended March 31, 2019, our net cash provided by financing activities of $50 million primarily comprised $49 million in a net contribution from a noncontrolling interest holder and partially offset by $14 million used for debt repurchases on our Senior Notes, $20 million of distributions paid to our noncontrolling interest holders and $36 million of net proceeds on our 2014 Revolving Credit Facility.

Liquidity

Our liquidity and ability to meet our debt obligations have been negatively impacted by the sharp decrease in commodity prices as a result of the COVID-19 pandemic and by the actions of foreign producers. Our primary sources of liquidity and capital resources are cash flow from operations and available borrowing capacity under our 2014 Revolving Credit Facility. As of March 31, 2020, we had available liquidity of $395 million, consisting of $67 million in unrestricted cash and $328 million of available borrowing capacity under our 2014 Revolving Credit Facility (before a $150 million month-end minimum liquidity requirement). On April 30, 2020, we amended our 2014 Revolving Credit Facility to reduce the limit on our revolving credit facility from $1 billion to $900 million, among other things. Our ability to borrow under our 2014 Revolving Credit Facility is limited by our ability to comply with its covenants, including quarterly financial covenants, and by our borrowing base. Pursuant to a semi-annual borrowing base redetermination, our borrowing base was reduced from $2.3 billion to $1.2 billion effective as of May 18, 2020, with no further reduction in our ability to borrow under the 2014 Revolving Credit Facility. As of May 31, 2020, we had available liquidity of $165 million, consisting of $148 million in unrestricted cash and $17 million of available borrowing capacity under our 2014 Revolving Credit Facility (before a $150 million month-end minimum liquidity requirement). However, the Forbearance Agreements do not permit us to make any drawings under the 2014 Revolving Credit Facility until the expiration of the forbearance period described below. We expect that operating cash flow and expected available credit capacity will not be sufficient to meet our commitments over the next twelve months.

In response to the significant and rapid decline in oil prices late in the first quarter of 2020 and in subsequent months, we initiated a series of financial and operational activities designed to reduce costs and preserve liquidity, including the following: reducing our 2020 capital budget to a level that maintains the mechanical integrity of our facilities as described further below; monetizing all of our crude oil hedges in place for April 2020 forward with our counterparties, except for certain hedges held by our BSP JV; shutting in certain marginal wells to reduce operating costs; and implementing reduced work hours for nearly all of our office employees to reduce costs and preserve liquidity. We continuously evaluate our current and projected capital spending, operating activities and funding requirements, with consideration of realized commodity prices and the results of our operations and may make further adjustments as warranted.

Our spin–off from Occidental in December 2014 burdened us with significant debt which was used to pay a $6.0 billion cash dividend to Occidental. Together with the activity level and payables that we assumed from Occidental and due to Occidental's retention of a vast majority of receivables, our debt peaked at approximately $6.8 billion in May 2015. Since then, we have engaged in a series of assets sales, joint ventures, debt exchanges, tenders and other financing transactions to reduce our overall debt and improve our balance sheet. As of March 31, 2020, we had reduced outstanding debt to approximately $4.9 billion, a substantial portion of which will mature in 2021. Our significant indebtedness, the unprecedented impact to our financial position resulting from commodity price decreases due to the COVID–19 pandemic and actions of foreign producers, and the continued challenging conditions in the credit and capital markets raise substantial doubt regarding our ability to continue as a going concern. As discussed further below, we are actively discussing the terms of a restructuring with our creditors and other stakeholders with the objective of enabling us to continue operations better positioned to capitalize on our asset base and operating capabilities.

We are actively discussing the terms of a restructuring with our creditors and other stakeholders with the objective of reaching an agreement before the forbearance period under the Forbearance Agreements expires on June 30, 2020. There can be no assurances that an agreement will be reached by the end of the forbearance period or at all or that we will be able to successfully restructure indebtedness. In addition, no assurances can be given as to what value, if any, will be ascribed to each of our securities or what type or amounts of distributions, if any, our various stakeholders would receive in any restructuring. Any restructuring could result in holders of certain liabilities and/or securities, including our common stock, receiving no distributions on account of their claims or interest. See Part II, Item 1A – Risk Factors, below for further discussion regarding risks related to our ability to continue as a going concern.

As of March 31, 2020, our long-term debt consisted of the following credit agreements, Second Lien Notes and Senior Notes:

	Outstanding Principal	Interest Rate	Maturity	Security
Credit Agreements	(in millions)
2014 Revolving Credit Facility	$507	LIBOR plus 3.25%-4.00% ABR plus 2.25%-3.00%	June 30, 2021	Shared First-Priority Lien
2017 Credit Agreement	1,300	LIBOR plus 4.75% ABR plus 3.75%	December 31, 2022(a)	Shared First-Priority Lien
2016 Credit Agreement	1,000	LIBOR plus 10.375% ABR plus 9.375%	December 31, 2021	First-Priority Lien
Second Lien Notes
Second Lien Notes	1,809	8%	December 15, 2022(b)	Second-Priority Lien
Senior Notes
5½% Senior Notes due 2021	100	5.5%	September 15, 2021	Unsecured
6% Senior Notes due 2024	144	6%	November 15, 2024	Unsecured
Total long-term debt	$4,860

Note:	For a detailed description of our credit agreements, Second Lien Notes and Senior Notes, please see our most recent Form 10-K for the year ended December 31, 2019.

(a)
The 2017 Credit Agreement is subject to a springing maturity of 91 days prior to the maturity of our 2016 Credit Agreement if more than $100 million in principal of the 2016 Credit Agreement is outstanding at that time.

(b)	The Second Lien Notes require principal repayments of $286 million in June 2021, $57 million in December 2021, $60 million in June 2022 and $1,406 million in December 2022.

Interest Payment Deferrals and Forbearance Agreements

On May 15, 2020, we did not make an interest payment of approximately $4.3 million on our 2024 Notes. The indenture governing our 2024 Notes provides for a 30-day grace period and the payment was subsequently made on June 12, 2020.

On May 29, 2020, we did not pay approximately $51 million in the aggregate interest due under the 2017 Credit Agreement and the 2016 Credit Agreement. Our failure to make those interest payments constituted events of default under the 2017 Credit Agreement, 2016 Credit Agreement and, as a result of cross default, under the 2014 Revolving Credit Facility.

On June 2, 2020, we entered into Forbearance Agreements with (i) certain lenders of a majority of the outstanding principal amount of the loans under the 2014 Revolving Credit Facility, (ii) certain lenders of a majority of the outstanding principal amount of the loans under the 2016 Credit Agreement, and (iii) certain lenders of a majority of the outstanding principal amount of the loans under the 2017 Credit Agreement. Pursuant to the Forbearance Agreements, the lenders who are parties to the Forbearance Agreements agreed to forbear from exercising any remedies under the 2014 Revolving Credit Facility, 2016 Credit Agreement and 2017 Credit Agreement with respect to our failure to make the aforementioned interest payments, through the earlier of June 14, 2020 or an event of termination as set forth in the Forbearance Agreements. On June 12, 2020, we amended the Forbearance Agreements to extend the forbearance period to June 30, 2020. The Forbearance Agreements include a requirement that we maintain an aggregate book cash balance of not less than $40 million for more than three consecutive business days.

On June 15, 2020, we did not make an interest payment of approximately $72.3 million on our Second Lien Notes. The indenture governing the Second Lien Notes provides for a 30-day grace period, which will expire on July 15, 2020. A failure to pay the interest within the 30-day grace period would constitute an event of default under this indenture and cross defaults under our other debt instruments and agreements.

Debt Exchange Offer

On February 20, 2020, we launched offers to exchange a significant portion of our Second Lien Notes and our Senior Notes into interests in an entity that would hold a term royalty interest in certain of our oil and gas assets or new term loans and warrants to purchase our common stock. If the offers were fully subscribed, we expected that the transactions would have reduced our net debt by approximately $1 billion if successfully completed. On March 16, 2020, we announced the termination of the offers as a result of developments in the commodity and financial markets at that time that rendered the offers inadvisable and impractical.

Note Repurchases

In January 2020, we repurchased $7 million in face value of our 8% Second Lien Notes for $3 million in cash resulting in a pre-tax gain of $5 million, including the write-off of unamortized deferred gain and issuance costs.

Derivatives

Significant changes in oil and natural gas prices may have a material impact on our liquidity. Declining commodity prices negatively affect our operating cash flow, and the inverse applies during periods of rising commodity prices. To mitigate some of the risk inherent in the downward movement in oil prices, we may enter into various derivative instruments to hedge commodity price risk.

Commodity Contracts

In early March 2020, in response to the rapid fall in commodity prices, we monetized all of our crude oil hedges in place for April 2020 forward with our counterparties, except for certain hedges held by our BSP JV, for approximately $63 million to enhance our liquidity. As a result, we did not have any commodity hedges that we would benefit from after the end of the first quarter.

We currently have Brent-based crude oil contracts for insignificant volumes through May 2021 all of which were entered into by our BSP JV and are included in our consolidated results. The BSP JV also entered into natural gas swaps for insignificant volumes for periods through May 2021. The hedges entered into by the BSP JV could affect the timing of the redemption of the BSP preferred interest.

2020 Capital Program

We entered 2020 with an internally funded capital program of $100 million to $300 million. In March 2020, we reduced our capital investment to a level that maintains the mechanical integrity of our facilities to operate in a safe and environmentally responsible manner in response to the collapse in crude oil prices. We made $30 million of internally funded capital investments in the first quarter of 2020 and expect to invest up to an additional $20 million through the end of 2020. In order to meet this level of investment, we have suspended all internally funded drilling and capital workovers for the second quarter and significantly reduced other activities.

Our JV partners invested $91 million in the first quarter of 2020 and an additional $10 million of capital has been invested in the second quarter of 2020 for completion costs. On March 27, 2020, Alpine elected to suspend its funding obligations under the Alpine JV. For further information, regarding the Alpine JV and its funding obligations, see the Development Joint Ventures section above.

The curtailment of the development of our properties will lead to a decline in our production and possibly reserves. A continued decline in our production and reserves would reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operations and the value of our assets.

Seasonality

While certain aspects of our operations are affected by seasonal factors, such as energy costs, seasonality has not been a material driver of changes in our quarterly results.

Lawsuits, Claims, Commitments and Contingencies

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at March 31, 2020 and December 31, 2019 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves accrued would not be material to our consolidated financial position or results of operations.

Significant Accounting and Disclosure Changes

See Part I, Item 1, Note 2 Accounting and Disclosure Changes in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for a discussion of new accounting matters.

Forward-Looking Statements
The information included herein contains forward-looking statements that involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements include those regarding our expectations as to our future:

•	financial position, liquidity, cash flows and results of operations, including our ability to operate as a going concern

•	business prospects

•	transactions and projects

•	operating costs

•	Value Creation Index (VCI) metrics, which are based on certain estimates including future production rates, costs and commodity prices

•	operations and operational results including production, hedging and capital investment

•	budgets and maintenance capital requirements

•	reserves

•	type curves

•	expected synergies from acquisitions and joint ventures

•	ability to pay our creditors

•	ability to comply with the covenants in our debt agreements and instruments

•	credit ratings

Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. While we believe assumptions or bases underlying our expectations are reasonable and make them in good faith, they almost always vary from actual results, sometimes materially. We also believe third-party statements we cite are accurate but have not independently verified them and do not warrant their accuracy or completeness. Factors (but not necessarily all the factors) that could cause results to differ include:

•	commodity price changes, including extended periods of low oil, NGL, or natural gas prices

•	debt limitations on our financial flexibility

•	inability to reach an agreement with our creditors with respect to a restructuring of our debt

•	insufficient cash flow to fund planned investments, debt repurchases or changes to our capital plan

•	insufficient capital or liquidity, including as a result of lender restrictions, unavailability of capital markets or inability to attract potential investors

•	limitations on transportation or storage capacity and the need to shut-in wells

•	inability to enter into desirable transactions including acquisitions, asset sales and joint ventures

•
legislative or regulatory changes, including those related to drilling, completion, well stimulation, operation, maintenance or abandonment of wells or facilities, managing energy, water, land, greenhouse gases or other emissions, protection of health, safety and the environment, or transportation, marketing and sale of our products

•	joint ventures and acquisitions and our ability to achieve expected synergies

•	the recoverability of resources and

unexpected geologic conditions

•	incorrect estimates of reserves and related future cash flows and the inability to replace reserves

•	changes in business strategy

•	PSC effects on production and unit production costs

•	effect of stock price on costs associated with incentive compensation

•	effects of hedging transactions

•	equipment, service or labor price inflation or unavailability

•	availability or timing of, or conditions imposed on, permits and approvals

•	lower-than-expected production, reserves or resources from development projects, joint ventures or acquisitions, or higher-than-expected decline rates

•	disruptions due to accidents, mechanical failures, power outages, transportation or storage constraints, natural disasters, labor difficulties, cyber-attacks or other catastrophic events

•	pandemics, epidemics, outbreaks, or other public health events, such as the COVID-19 pandemic

•	factors discussed in Item 1A, Risk Factors in CRC's Annual Report on Form 10-K available at www.crc.com.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2020, there were no material changes to commodity price risk, interest rate risk or counterparty credit risk from the information provided under Item 305 of Regulation S-K included under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations (Incorporating Item 7A) – Quantitative and Qualitative Disclosures About Market Risk in the 2019 Form 10-K, except as discussed below.

Commodity Price Risk

In March 2020, we monetized crude oil hedge positions in place for April 2020 forward with our counterparties, except for certain hedges held by our BSP JV, for approximately $63 million. We recognized the proceeds received in net derivative gain (loss) from commodity contracts on our condensed consolidated statements of operations in the first quarter of 2020. The BSP JV holds crude oil derivatives and natural gas swaps for insignificant volumes through 2021 that are included in our consolidated results. The hedges entered into by the BSP JV could affect the timing of the redemption of BSP's preferred interest.

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

As of March 31, 2020, the substantial majority of the credit exposures related to our business was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at March 31, 2020 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

As of March 31, 2020, we had borrowings of $1.3 billion outstanding under our 2017 Credit Agreement, $1 billion outstanding under our 2016 Credit Agreement and $507 million outstanding under our 2014 Revolving Credit Facility, all of which carry variable interest rates. A one-eighth percent change in the interest rates on these outstanding borrowings under these facilities would result in an approximately $4 million change in annual interest expense assuming no payments are received under our interest-rate cap agreements described below.

In March 2018, we entered into derivative contracts that limit our interest-rate exposure with respect to $1.3 billion of our variable-rate indebtedness. The interest-rate contracts reset monthly and require the counterparties to pay any excess interest owed on such amount in the event the one-month LIBOR exceeds 2.75% for any monthly period prior to May 4, 2021. We did not report any gains or losses on these contracts for the three months ended March 31, 2020. For the three months ended March 31, 2019, we reported $3 million in losses on these contracts in other non-operating expense on our condensed consolidated statements of operations. No settlement payments were received in either 2020 or 2019.

Item 4	Controls and Procedures

Our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer supervised and participated in our evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Executive Officer and our Senior Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1	Legal Proceedings

For information regarding legal proceedings, see Part I, Item 1 – Financial Statements, Note 7 Lawsuits, Claims, Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q, Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Lawsuits, Claims, Commitments and Contingencies in this Form 10-Q, and Part I, Item 3, Legal Proceedings in the Form 10-K for the year ended December 31, 2019.

Item 1A	Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our Form 10-K for the year ended December 31, 2019. Other than as provided below, there were no material changes to those risk factors during the three months ended March 31, 2020.

We have concluded there is substantial doubt about our ability to continue as a going concern. There can be no assurances that we will be able to successfully restructure our indebtedness and any restructuring could result in holders of certain liabilities and/or securities, including our common stock, receiving no distributions on account of their claims or interest.

Our significant indebtedness, the unprecedented impact to our financial position resulting from the sharp decrease in commodity prices as a result of the COVID-19 pandemic and the actions of foreign producers, and the continued challenging conditions in the credit and capital markets raise substantial doubt regarding our ability to continue as a going concern. As of March 31, 2020, we had approximately $4.9 billion of debt outstanding and we had cash on hand of approximately $77 million.

We currently have deferred interest payments of $72.3 million with respect to the Second Lien Notes and approximately $51 million in the aggregate under our 2016 Credit Agreement and 2017 Credit Agreement. The forbearance agreements we have entered into with certain of the lenders under our 2014 Revolving Credit Facility, 2016 Credit Agreement and 2017 Credit Agreement will expire at the earlier of June 30, 2020 or an event of termination as set forth in the respective Forbearance Agreements. Among other things, our failure to maintain aggregate book cash balances of at least $40 million for any three consecutive business days would cause the Forbearance Agreements to terminate. Furthermore, our failure to pay the interest within the 30-day grace period under the Second Lien Notes Indenture would constitute an event of default under the Senior Lien Notes Indenture and cross defaults under our other debt instruments and agreements. See Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for additional information.

Our ability to continue as a going concern is subject to our ability to de-lever our balance sheet, which could include restructuring our existing debt or seeking additional financing. Further, external perceptions regarding our ability to continue as a going concern and our continued net operating losses increase the difficulty of achieving such actions, and there can be no assurances that such measures will prove successful.

We, with the assistance of our financial and legal advisors, are in active discussions with several of our stakeholders to restructure our capital and address our liquidity constraints.

We have a complicated capital structure with numerous stakeholders. Negotiating with numerous stakeholders makes reaching agreement on a restructuring more time consuming and uncertain. In addition, our senior management is required to spend a significant amount of time and effort dealing with the restructuring efforts instead of focusing exclusively on our business operations. We have incurred significant professional fees and other costs in connection with our restructuring negotiations with our creditors and other stakeholders and may continue to incur significant fees in connection with any restructuring. There can be no assurances that we will be able to successfully restructure our indebtedness and no assurances can be given as to what values, if any, will be ascribed to each of our securities or what types or amounts of distributions, if any, our various stakeholders would receive in any restructuring. Any restructuring could result in holders of certain liabilities and/or securities, including our common stock, receiving no distribution on account of their claims or interests.

The COVID-19 pandemic has caused crude oil prices to decline significantly in 2020, which has materially and adversely affected our business, results of operation, financial condition and liquidity.

The COVID-19 pandemic has adversely affected the global economy, and has resulted in, among other things, travel restrictions, business closures and the institution of quarantining and other mandated and self-imposed restrictions on movement. As a result, there has been an unprecedented reduction in demand for crude oil. In March 2020, crude oil prices declined significantly as a result of market concerns about the economic impact from the coronavirus pandemic, restrictions and other measures implemented in response to the pandemic as well as certain actions of OPEC, Russia and other foreign oil producers. In April 2020, oil prices continued to decline precipitously reaching negative prices for spot WTI crude. The severity, magnitude and duration of current or future COVID-19 outbreaks, the extent of actions that have been or may be taken to contain or treat their impact, and the impacts on the economy generally and oil prices in particular, are uncertain, rapidly changing and hard to predict. The current futures forward curve for Brent crude indicates that prices may continue at relatively lower prices for an extended period of time. As a result, we reduced our operating expenses and planned capital expenditures to those necessary to maintain mechanical integrity of its facilities to operate them in a safe and environmentally responsible manner. In addition, we have shut in approximately 6,000 barrels of oil equivalent per day in net production in May 2020. These operational decisions starting in March 2020 will negatively impact our production levels beginning in the second quarter and, combined with expected lower commodity prices, will materially adversely affect our operating cash flows and may materially and adversely affect the quantity of estimated proved reserves that may be attributed to our properties. Our operations also may be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with the pandemic. In addition, we are exposed to changes in commodity prices which have been and will likely remain volatile and depressed for the foreseeable future. The foregoing has placed significant pressure on our liquidity and financial condition and required us to record a material impairment charge.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

OPEC is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. Actions taken by OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. For example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. In March 2020, members of OPEC and Russia considered extending and potentially increasing these oil production cuts. However, those negotiations were unsuccessful. As a result, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed upon oil production cuts would expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices, which reached a closing NYMEX price low of under negative $37.00 per barrel of crude oil in April 2020. There can be no assurances that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurances that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, financial condition, results of operations and cash flows.

Item 5	Other Disclosures

None.

Item 6	Exhibits

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

10.1
California Resources Corporation Executive Severance Plan, dated as of March 20, 2020 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 24, 2020 and incorporated herein by reference).

10.2
Tenth Amendment to the Credit Agreement, dated as of April 30, 2020, among the Company, as the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed May 6, 2020 and incorporated herein by reference).

10.3
Forbearance Agreement, dated as of June 2, 2020, by and among the Company, as the Borrower, the other Guarantors party thereto, the various Lenders identified therein, and JP Morgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 8, 2020 and incorporated herein by reference).

10.4
Forbearance Agreement, dated as of June 2, 2020, by and among the Company, as the Borrower, the other Guarantors party thereto, the various Lenders identified therein and the Bank of New York Mellon Trust Company, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 8, 2020 and incorporated herein by reference).

10.5
Forbearance Agreement, dated as of June 2, 2020, by and among the Company, as the Borrower, the other Guarantors party thereto, the various Lenders identified therein and the Bank of New York Mellon Trust Company, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed June 8, 2020 and incorporated herein by reference).

10.6
First Amendment to Forbearance Agreement, dated as of June 12, 2020, by and among the Company, as the Borrower, the other Guarantors party thereto, the various Lenders identified therein, JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 15, 2020 and incorporated herein by reference).

10.7
First Amendment to Forbearance Agreement, dated as of June 12, 2020, by and among the Company, as the Borrower, the other Guarantors party thereto, the various Lenders identified therein and The Bank of New York Mellon Trust Company, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed June 15, 2020 and incorporated herein by reference).

10.8
First Amendment to Forbearance Agreement, dated as of June 12, 2020, by and among the Company, as the Borrower, the other Guarantors party thereto, the various Lenders identified therein and The Bank of New York Mellon Trust Company, N.A., as Administrative Agent (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed June 15, 2020 and incorporated herein by reference).

10.9*	Form of Quarterly Incentive Award.

10.10*	Form of Retention Bonus Agreement.

10.11*	Quarterly Incentive Plan dated May 19, 2020.

10.12*	Notice and Severance Pay Plan dated May 26, 2020.

10.13*	Form of 2020 Nonstatutory Stock Option Award Terms and Conditions.

10.14*	Form of 2020 Restricted Stock Unit Award Terms and Conditions.

10.15*	Form of 2020 Performance Stock Unit Award Terms and Conditions.

31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibits 101).
* - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA RESOURCES CORPORATION

DATE:	June 25, 2020	/s/ Roy M. Pineci
Roy M. Pineci
Executive Vice President - Finance
(Principal Accounting Officer)