Form 10-Q
period 2021-09-30
California Resources Corp
filed 2021-11-12
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
OR
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
The number of shares of common stock outstanding as of October 31, 2021 was 80,392,897.

California Resources Corporation and Subsidiaries

PART I    FINANCIAL INFORMATION

Item 1Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 30, 2021 and December 31, 2020
(in millions, except share data)

	Successor
	September 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash	$189	$28
Trade receivables	261	177
Inventories	60	61
Assets held for sale	53	—
Other current assets	94	63
Total current assets	657	329
PROPERTY, PLANT AND EQUIPMENT	2,779	2,689
Accumulated depreciation, depletion and amortization	(192)	(34)
Total property, plant and equipment, net	2,587	2,655
OTHER NONCURRENT ASSETS	98	90
TOTAL ASSETS	$3,342	$3,074

CURRENT LIABILITIES
Accounts payable	259	212
Liabilities associated with assets held for sale	124	—
Fair value of derivative contracts	275	50
Accrued liabilities	299	211
Total current liabilities	957	473
NONCURRENT LIABILITIES
Long-term debt, net	589	597
Fair value of derivative contracts	153	6
Asset retirement obligations	428	547
Other long-term liabilities	163	269
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (83,367,076 and 83,319,660 shares issued; 80,775,277 and 83,319,660 shares outstanding at September 30, 2021 and December 31, 2020)	1	1
Treasury stock (2,591,799 shares held at cost at September 30, 2021 and no shares held at December 31, 2020)	(84)	—
Additional paid-in capital	1,286	1,268
Accumulated deficit	(225)	(123)
Accumulated other comprehensive gain (loss)	74	(8)
Total equity attributable to common stock	1,052	1,138
Equity attributable to noncontrolling interests	—	44
Total stockholders' equity	1,052	1,182
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,342	$3,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2021 and 2020
(dollars in millions, except per share data)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
REVENUES
Oil, natural gas and NGL sales	$549	$312	$1,459	$987
Net (loss) gain from commodity derivatives	(125)	—	(603)	75
Sales of purchased natural gas	95	50	241	109
Electricity sales	65	43	131	75
Other revenue	4	4	27	12
Total operating revenues	588	409	1,255	1,258

OPERATING EXPENSES
Operating costs	190	141	523	460
General and administrative expenses	51	64	147	193
Depreciation, depletion and amortization	54	89	160	296
Asset impairments	25	—	28	1,736
Taxes other than on income	36	42	113	121
Exploration expense	2	2	6	9
Purchased natural gas expense	53	35	144	67
Electricity generation expenses	29	17	70	47
Transportation costs	11	10	37	31
Accretion expense	13	10	39	30
Other operating expenses, net	4	12	31	45
Total operating expenses	468	422	1,298	3,035
Gain on asset divestitures	(2)	—	(4)	—
OPERATING INCOME (LOSS)	122	(13)	(39)	(1,777)

NON-OPERATING (EXPENSES) INCOME
Reorganization items, net	(1)	66	(5)	66
Interest and debt expense, net	(14)	(28)	(40)	(200)
Net (loss) gain on early extinguishment of debt	—	—	(2)	5
Other non-operating expenses, net	—	(32)	(3)	(93)
INCOME (LOSS) BEFORE INCOME TAXES	107	(7)	(89)	(1,999)
Income taxes	—	—	—	—
NET INCOME (LOSS)	107	(7)	(89)	(1,999)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Mezzanine equity	—	(25)	—	(85)
Stockholders' equity	(4)	3	(13)	(12)
Net income attributable to noncontrolling interests	(4)	(22)	(13)	(97)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$103	$(29)	$(102)	$(2,096)

Net income (loss) attributable to common stock per share
Basic	$1.26	$2.20	$(1.23)	$(39.64)
Diluted	$1.25	$2.20	$(1.23)	$(39.64)

Weighted average common shares outstanding
Basic	81.6	49.5	82.6	49.4
Diluted	82.4	49.5	82.6	49.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2021 and 2020
(dollars in millions)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$107	$(7)	$(89)	$(1,999)
Net income attributable to noncontrolling interests	(4)	(22)	(13)	(97)
Other comprehensive income:
Actuarial gain associated with pension and postretirement plans(a)	17	—	17	—
Net prior service cost credit(a)	65	—	65	—
Comprehensive income (loss) attributable to common stock	$185	$(29)	$(20)	$(2,096)
(a)     No associated tax has been recorded for the components of other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
For the three and nine months ended September 30, 2021
(dollars in millions)

	Three months ended September 30, 2021 (Successor)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Equity Attributable to Common Stock	Equity Attributable to Noncontrolling Interests	Total Equity
Balance, June 30, 2021	$1	$(45)	$1,273	$(328)	$(8)	$893	$22	$915
Net income	—	—	—	103	—	103	4	107
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(19)	(19)
Redemption of noncontrolling interest	—	—	7	—	—	7	(7)	—
Share-based compensation	—	—	4	—	—	4	—	4
Repurchases of common stock	—	(39)	—	—	—	(39)	—	(39)
Issuance of common stock	—	—	2	—	—	2	—	2
Other comprehensive income	—	—	—	—	82	82	—	82
Balance, September 30, 2021	$1	$(84)	$1,286	$(225)	$74	$1,052	$—	$1,052

	Nine months ended September 30, 2021 (Successor)
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Equity Attributable to Common Stock	Equity Attributable to Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$1	$—	$1,268	$(123)	$(8)	1,138	$44	$1,182
Net (loss) income	—	—	—	(102)	—	(102)	13	(89)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(50)	(50)
Redemption of noncontrolling interest	—	—	7	—	—	7	(7)	—
Share-based compensation	—	—	10	—	—	10	—	10
Repurchases of common stock	—	(84)	—	—	—	(84)	—	(84)
Issuance of common stock	—	—	2	—	—	2	—	2
Other	—	—	(1)	—	—	(1)	—	(1)
Other comprehensive income	—	—	—	—	82	82	—	82
Balance, September 30, 2021	$1	$(84)	$1,286	$(225)	$74	$1,052	$—	$1,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
For the three and nine months ended September 30, 2020
(dollars in millions)

	Three months ended September 30, 2020 (Predecessor)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to Common Stock	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests(b)
Balance, June 30, 2020	$—	$5,008	$(7,437)	$(23)	(2,452)	$76	$(2,376)	$828
Net (loss) income(a)	—	—	(29)	—	(29)	(3)	(32)	25
Distributions to noncontrolling interest holders	—	—	—	—	—	(5)	(5)	(22)
Share-based compensation	—	2	—	—	2	—	2	—
Modification of noncontrolling interest	—	138	—	—	138	—	138	(138)
Shares cancelled for taxes and other	—	—	—	—	—	—	—	(1)
Balance, September 30, 2020	$—	$5,148	$(7,466)	$(23)	$(2,341)	$68	$(2,273)	$692

	Nine months ended September 30, 2020 (Predecessor)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to Common Stock	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests(b)
Balance, December 31, 2019	$—	$5,004	$(5,370)	$(23)	(389)	$93	$(296)	$802
Net (loss) income(a)	—	—	(2,096)	—	(2,096)	12	(2,084)	85
Contributions from noncontrolling interest holders	—	—	—	—	—	—	—	1
Distributions to noncontrolling interest holders	—	—	—	—	—	(37)	(37)	(58)
Share-based compensation	—	6	—	—	6	—	6	—
Modification of noncontrolling interest	—	138	—	—	138	—	138	(138)
Balance, September 30, 2020	$—	$5,148	$(7,466)	$(23)	$(2,341)	$68	$(2,273)	$692
(a)For the three months ended September 30, 2020, we allocated $22 million of net income to noncontrolling interest holders, of which a $3 million net loss was included in stockholders' equity and $25 million was included in mezzanine equity on our condensed consolidated balance sheet. The remaining net loss of $29 million for the three months ended September 30, 2020 was attributed to holders of our common stock and included in stockholders' equity on our condensed consolidated balance sheet. For the nine months ended September 30, 2020, we allocated $97 million of net income to noncontrolling interest holders, of which $12 million was included in stockholders' equity and $85 million was included in mezzanine equity on our condensed consolidated balance sheet. The remaining net loss of $2,096 million for the nine months ended September 30, 2020 was attributed to holders of our common stock and included in stockholders' equity on our condensed consolidated balance sheet.
(b)Redeemable noncontrolling interests are reported in mezzanine equity on our condensed consolidated balance sheets in Predecessor periods. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 7 Joint Ventures in our 2020 Annual Report for more information about our noncontrolling interests in the Ares and Elk Hills Carbon joint ventures.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2021 and 2020
(dollars in millions)

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$107	$(7)	$(89)	$(1,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	54	89	160	296
Asset impairments	25	—	28	1,736
Net loss (gain) from commodity derivatives	125	—	603	(75)
Net settlement (payments) proceeds from commodity derivatives	(99)	2	(220)	105
Net loss (gain) on early extinguishment of debt	—	—	2	(5)
Amortization of deferred gain	—	(6)	—	(39)
Gain on asset divestitures	(2)	—	(4)	—
Reorganization items, net (non-cash)	—	(125)	—	(125)
Reorganization items, net (debtor-in-possession financing costs)	—	25	—	25
Other non-cash charges to income, net	17	47	46	69
Changes in operating assets and liabilities, net	(45)	23	(70)	153
Net cash provided by operating activities	182	48	456	141

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(51)	(4)	(128)	(37)
Changes in accrued capital investments	5	3	18	(25)
Proceeds from asset divestitures	11	—	13	41
Acquisitions	(53)	—	(53)	—
Other	—	—	(1)	(7)
Net cash used in investing activities	(88)	(1)	(151)	(28)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	—	—	16	—
Repayments of Revolving Credit Facility	—	—	(115)	—
Proceeds from 2014 Revolving Credit Facility	—	2	—	797
Repayments of 2014 Revolving Credit Facility	—	(733)	—	(1,315)
Proceeds from debtor-in-possession facilities	—	782	—	782
Repayments of debtor-in-possession facilities	—	(49)	—	(49)
Debtor-in-possession financing costs	—	(25)	—	(25)
Proceeds from Senior Notes	—	—	600	—
Debt repurchases	—	—	—	(3)
Debt issuance costs	—	—	(13)	—
Repayment of Second Lien Term Loan	—	—	(200)	—
Repayment of EHP Notes	—	—	(300)	—
Repayment of 2020 Senior Notes	—	—	—	(100)
Repurchases of common stock	(39)	—	(84)	—
Proceeds from warrants exercised	2	—	2	—
Contribution from noncontrolling interest holders	—	—	—	1
Distributions paid to noncontrolling interest holders	(19)	(27)	(50)	(95)
Shares cancelled for taxes and other	—	(1)	—	(1)
Net cash used in financing activities	(56)	(51)	(144)	(8)
Increase (decrease) in cash	38	(4)	161	105
Cash—beginning of period	151	126	28	17
Cash—end of period	$189	$122	$189	$122
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2021

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2    ACCOUNTING AND DISCLOSURE CHANGES

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

NOTE 3    OTHER INFORMATION

Other current assets — Other current assets includes the following:

	Successor
	September 30,	December 31,
	2021	2020
	(in millions)
Amounts due from joint interest partners	$37	$42
Receivables for premiums on derivative contracts	7	—
Fair value of derivative contracts	8	—
Prepaid expenses	13	20
Prepaid greenhouse gas allowances	25	—
Other	4	1
Other current assets	$94	$63

Other noncurrent assets - Other noncurrent assets includes the following:

	Successor
	September 30,	December 31,
	2021	2020
	(in millions)
Operating lease right-of-use assets	$42	$38
Deferred financing costs - Revolving Credit Facility	12	17
Emission reduction credits	11	11
Prepaid power plant maintenance	19	14
Fair value of derivative contracts	2	—
Long-term deposits and other	12	10
Other noncurrent assets	$98	$90

Accrued liabilities — Accrued liabilities includes the following:

	Successor
	September 30,	December 31,
	2021	2020
	(in millions)
Accrued employee-related costs	$62	$72
Accrued taxes other than on income	39	36
Asset retirement obligations	51	50
Accrued interest	8	1
Lease liability	8	7
Deferred premiums on derivative contracts	56	18
Net settlement payments due on derivative contracts	37	3
Other	38	24
Accrued liabilities	$299	$211

Other long-term liabilities — Other long-term liabilities includes the following:

	Successor
	September 30,	December 31,
	2021	2020
	(in millions)
Deferred compensation and postretirement	$97	$184
Lease liability	38	35
Deferred premiums on derivative contracts	14	31
Other	14	19
Other long-term liabilities	$163	$269

Oil, natural gas and NGL sales — Disaggregated revenue for sales of oil, natural gas and natural gas liquids (NGLs) to customers includes the following:

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
(in millions)
Oil	$413	$246	$1,124	$795
Natural gas	69	34	161	98
NGLs	67	32	174	94
Oil, natural gas and NGL sales	$549	$312	$1,459	$987

Other operating expenses, net — Other operating expenses, net includes the following:

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
(in millions)
Severance and termination costs	$—	$—	$15	$—
Deficiency payment on a pipeline delivery contract	—	—	—	20
Idle well fees	—	—	6	4
Power plant interruption	—	—	—	7
Ad valorem fees	—	4	—	4
Other, net	4	8	10	10
Other expenses, net	$4	$12	$31	$45

Reorganization items, net represent the one-time costs related to our reorganization and consists of the following:

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
(in millions)
Unamortized deferred gain and issuance costs, net(a)	$—	$125	$—	$125
Legal, professional and other, net	(1)	(34)	(5)	(34)
Debtor-in-possession financing costs	—	(25)	—	(25)
Total reorganization items, net	$(1)	$66	$(5)	$66
(a)Reflects a non-cash adjustment to the carrying amount of our pre-emergence long-term debt to state such amounts at face value upon filing our bankruptcy petition on July 15,2020.

Supplemental Cash Flow Information

We did not make U.S. federal and state income tax payments during the three and nine months ended September 30, 2021 and 2020. Interest paid, net of capitalized amounts, totaled $23 million and $21 million for the three months ended September 30, 2021 and 2020, respectively. Interest paid, net of capitalized amounts, totaled $27 million and $72 million for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for reorganization items during the three and nine months ended September 30, 2021 was $1 million and $5 million respectively, for legal, professional and other fees, net. Cash paid for reorganization items during the three and nine months ended September 30, 2020 was $7 million for legal, professional and other fees, net.

Non-cash investing activities included $2 million of purchase price adjustments related to the acquisition of the working interests held by Macquarie Infrastructure and Real Assets Inc. (MIRA) for the three and nine months ended September 30, 2021.

Non-cash financing activities in the three and nine months ended September 30, 2020 included a $138 million downward adjustment to mezzanine equity related to a Settlement Agreement with one of our joint venture partners. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 7 Joint Ventures in our 2020 Annual Report for more on the Settlement Agreement.

Fair Value of Financial Instruments

The carrying amounts of cash and on-balance sheet financial instruments, other than debt, approximate fair value. Refer to Note 5 Debt for the fair value of our debt. Refer to Note 13 Asset Impairments for impairment charges related to our long-lived assets.

NOTE 4    INVENTORIES

Materials and supplies, which primarily consist of well equipment and tubular goods used in our oil and natural gas operations, are valued at weighted-average cost and are reviewed periodically for obsolescence. Finished goods predominantly comprise produced oil and NGLs in storage, which are valued at the lower of cost or net realizable value. Inventories, by category, are as follows:

	Successor
	September 30,	December 31,
	2021	2020
	(in millions)
Materials and supplies	$55	$58
Finished goods	5	3
Inventories	$60	$61

NOTE 5     DEBT

As of September 30, 2021 and December 31, 2020, our long-term debt consisted of the following:

	Successor
	September 30,	December 31,
	2021	2020	Interest Rate	Maturity
	(in millions)
Revolving Credit Facility	$—	$99	LIBOR plus 3%-4% ABR plus 2%-3%	April 29, 2024
Second Lien Term Loan	—	200	LIBOR plus 9%-10.5% ABR plus 8%-9.5%	October 27, 2025
EHP Notes	—	300	6%	October 27, 2027
Senior Notes	600	—	7.125%	February 1, 2026
Principal amount	$600	$599
Unamortized debt issuance costs	(11)	(2)
Long-term debt, net	$589	$597

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

The borrowing base is redetermined semi-annually and was reaffirmed at $1.2 billion in November 2021. The borrowing base takes into account the estimated value of our proved reserves, total indebtedness and other relevant factors consistent with customary reserves-based lending criteria. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of the commitment described above.

As of September 30, 2021, our availability under our Revolving Credit Facility was as follows:

Successor
September 30,
2021
(in millions)
Borrowing capacity	$492
Outstanding letters of credit	(133)
Availability	$359

Senior Notes

On January 20, 2021, we issued $600 million in aggregate principal amount of our 7.125% senior unsecured notes due 2026 (Senior Notes). The net proceeds of $587 million, after $13 million of debt issuance costs, were used to repay in full our Second Lien Term Loan and EHP Notes, with the remainder used to repay substantially all of the then outstanding borrowings under our Revolving Credit Facility. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 8 Debt in our 2020 Annual Report for a description of our Second Lien Term Loan and EHP Notes. We recognized a $2 million loss on extinguishment of debt, including unamortized debt issuance costs, associated with these repayments.

Other

At September 30, 2021, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility and Senior Notes.

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

Fair Value

We estimate that the fair value of our variable rate debt approximates its carrying value because the interest rate approximates current market rates. As shown in the table below, we estimate the fair value of our fixed rate Senior Notes based on observable inputs (Level 1) and the fair value of our EHP Notes with no observable inputs (Level 3).

	Successor
	September 30,	December 31,
	2021	2020
	(in millions)
Variable rate debt	$—	$299
Fixed rate debt
Senior Notes	634	—
EHP Notes	—	300
Fair Value of Long-Term Debt	$634	$599

NOTE 6    ASSETS HELD FOR SALE

During the second quarter of 2021, we entered into agreements to sell our Ventura basin operations. We expect to receive cash consideration of up to $102 million, before purchase price adjustments, plus additional earn-out consideration that is linked to future commodity prices. The consideration, exclusive of the earn-out, includes $82 million of cash to be paid at closing (subject to purchase price adjustments) and up to $20 million of potential additional consideration if the buyer does not perform certain abandonment obligations with respect to the divested properties. The additional consideration is secured by production payments of $20 million over a five-year period. To the extent the buyer satisfies all of the required abandonment obligations within a five-year period following the close date, none of the $20 million of potential additional consideration will be paid to us. The closing of the transaction is subject to customary closing conditions, including satisfaction of land and environmental due diligence and third-party consents.

The sale of our Ventura basin operations met the criteria for assets held for sale and is classified as such on our condensed consolidated balance sheet as of September 30, 2021. The amount reported as assets held for sale primarily consists of property, plant and equipment along with associated asset retirement obligations. Refer to Note 16 Subsequent Events for information on the closing of this sale.

NOTE 7    ACQUISITIONS AND DIVESTITURES

Acquisitions

In April 2017, we entered into a development joint venture with MIRA to develop certain of our oil and natural gas properties in the San Joaquin basin in exchange for a 90% working interest in the related properties. In August 2021, we purchased MIRA’s entire working interest share in the conveyed assets for $53 million, before purchase prices adjustments and transaction costs. We accounted for this transaction as an asset acquisition. Prior to the acquisition, our consolidated results reflect only our 10% working interest share in the productive wells.

Divestitures

During the three months ended September 30, 2021, we sold unimproved land for $11 million in proceeds recognizing a $2 million gain. During the nine months ended September 30, 2021 we sold non-core assets, including unimproved land, for $13 million in proceeds recognizing a $4 million gain.

During the nine months ended September 30, 2020, we sold royalty interests and a non-core asset for $41 million. These divestitures were accounted for as normal retirements with no gain or loss recognized.

NOTE 8    LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

Litigation and Claims

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at September 30, 2021 and December 31, 2020 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for accrued decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and is challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and will be challenging the order from BSEE.

NOTE 9    DERIVATIVES

We maintain a commodity hedging program primarily focused on crude oil to help protect our cash flows, margins and capital program from the volatility of commodity prices. We did not have any derivative instruments designated as accounting hedges as of and for the three and nine months ended September 30, 2021 and 2020. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as accounting hedges.

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

Our Revolving Credit Facility also requires us to maintain acceptable commodity hedges for no less than 50% of the reasonably anticipated oil production from our proved reserves for at least 24 months following the date of delivery of each reserve report if our leverage ratio is greater than 2.00:1.00. If our leverage ratio is less than 2.00:1.00, then the minimum amount of hedges that we are required to maintain is reduced from 50% to 33%. Currently, we may not hedge more than 85% of reasonably anticipated total forecasted production of crude oil, natural gas and NGLs from our oil and gas properties for a 48-month period, except that we may purchase puts and floors up to 100% of such production. The percentage of our crude oil production hedged is calculated exclusive of offsetting positions on our derivative contracts.

Summary of open derivative contracts — We held the following Brent-based crude oil contracts as of September 30, 2021:

	Q4 2021	Q1 2022	Q2 2022	Q3 2022	Q4 2022	2023
Sold Calls
Barrels per day	37,037	35,347	35,343	34,380	25,167	14,790
Weighted-average price per barrel	$60.75	$60.37	$60.63	$60.76	$57.82	$58.01

Purchased Puts
Barrels per day	35,820	56,814	57,850	57,855	43,121	14,790
Weighted-average price per barrel	$40.19	$48.29	$48.98	$49.48	$50.05	$40.00

Sold Puts
Barrels per day	14,193	28,336	22,507	27,475	19,302	—
Weighted-average price per barrel	$32.00	$38.06	$40.00	$38.84	$39.44	$—

Swaps
Barrels per day	13,922	12,369	10,669	10,476	17,263	10,101
Weighted-average price per barrel	$54.86	$54.38	$54.12	$53.97	$58.79	$55.69

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

Fair value of derivatives — The following tables present the fair values on a recurring basis (at gross and net) of our outstanding commodity derivatives as of September 30, 2021 and December 31, 2020:

September 30, 2021 (Successor)
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
Assets	(in millions)
Other current assets	$29	$(21)	$8
Other noncurrent assets	27	(25)	2

Liabilities
Current - Fair value of derivative contracts	(296)	21	(275)
Noncurrent - Fair value of derivative contracts	(178)	25	(153)
	$(418)	$—	$(418)

December 31, 2020 (Successor)
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
Assets	(in millions)
Other current assets	$21	$(21)	$—
Other noncurrent assets	63	(63)	—

Liabilities
Current - Fair value of derivative contracts	(71)	21	(50)
Noncurrent - Fair value of derivative contracts	(69)	63	(6)
	$(56)	$—	$(56)

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented. We recognized fair value changes on derivative instruments each reporting period in net (loss) gain from commodity derivatives on our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. The changes in fair value result from the relationship between our existing positions, volatility, time to expiration, contract prices and the associated forward curves.

NOTE 10    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three and nine months ended September 30, 2021 and the two-class method for the three and nine months ended September 30, 2020, which is required for participating securities. Certain of our restricted and performance stock unit awards outstanding during the nine months ended September 30, 2020 were considered participating securities because they had non-forfeitable dividend rights at the same rate as our pre-emergence common stock. Our restricted and performance stock unit awards granted subsequent to our emergence from bankruptcy, as described in Note 14 Stock-Based Compensation, are not considered participating securities since the dividend rights on unvested shares are forfeitable.

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

The following table presents the calculation of basic and diluted EPS, for the three and nine months ended September 30, 2021 and 2020:

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net income (loss)	$107	$(7)	$(89)	$(1,999)
Less: net income attributable to noncontrolling interests	(4)	(22)	(13)	(97)
Net income (loss) attributable to common stock	103	(29)	(102)	(2,096)
Modification of noncontrolling interest(a)	—	138	—	138
Net income (loss) available to common stockholders	$103	$109	$(102)	$(1,958)

Denominator for Basic EPS
Weighted-average shares	81.6	49.5	82.6	49.4

Potential Dilutive Common Shares:
Restricted Stock Units	0.4	—	—	—
Performance Stock Units	0.4	—	—	—

Denominator for Diluted Earnings per Share
Weighted Average Shares - Diluted	82.4	49.5	82.6	49.4

EPS
Basic	$1.26	$2.20	$(1.23)	$(39.64)
Diluted	$1.25	$2.20	$(1.23)	$(39.64)
(a)Modification of noncontrolling interest relates to the deemed redemption of ECR's noncontrolling interest in the Ares JV in the third quarter of 2020. For more information on the Ares JV and the Settlement Agreement, see Part II, Item 8 – Financial Statements and Supplementary Data, Note 7 Joint Ventures in our 2020 Annual Report.

Diluted earnings per share for the three and nine months ended September 30, 2021 excludes 4.3 million common shares issuable upon exercise of warrants that were out-of-the-money based on the average stock price for those periods. See Note 15 Equity for information on the terms of the warrants.

Diluted earnings per share for the nine months ended September 30, 2021 excludes 0.9 million weighted-average common shares underlying our Restricted Stock Units and 0.6 million weighted-average common shares underlying our Performance Stock Units. Our Performance Stock Units have a market condition, and an additional 0.2 million potential common shares did not meet the market-based criteria as of September 30, 2021.

Diluted earnings per share for the three and nine months ended September 30, 2020 excludes 1.25 million potential common shares issuable upon exercise of warrants that were out-of-the-money based on the average stock price for those periods. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 7 Joint Ventures in our 2020 Annual Report for more information on the terms of these warrants. Diluted earnings per share for the three months ended September 30, 2020 excludes 0.2 million, 0.5 million and 1.4 million weighted-average common shares underlying our then Restricted Stock Units, Performance Stock Units and stock options, respectively. Diluted earnings per share for the nine months ended September 30, 2020 calculation excludes 0.6 million, 0.8 million and 1.7 million weighted-average common shares underlying our then Restricted Stock Units, Performance Stock Units, and stock options, respectively.

NOTE 11    PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2021 and 2020:

	Successor		Predecessor
	Three months ended September 30,		Three months ended September 30,
	2021		2020
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
(in millions)
Service cost	$—	$1	$—	$1
Interest cost	1	—	—	1
Curtailment gain	—	(1)	—	—
Total	$1	$—	$—	$2

	Successor		Predecessor
	Nine months ended September 30,		Nine months ended September 30,
	2021		2020
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
(in millions)
Service cost	$1	$3	$1	$3
Interest cost	1	2	1	3
Expected return on plan assets	(1)	—	(1)	—
Recognized actuarial loss	—	—	1	—
Curtailment gain	—	(1)	$—	$—
Total	$1	$4	$2	$6

We contributed $1 million and $2 million to our defined benefit plans during the three and nine months ended September 30, 2021, respectively. We do not expect to make any significant contributions to our defined benefit pension plans during the remainder of 2021.

We did not make significant contributions to our defined benefit pension plans for the three and nine months ended September 30, 2020. During these periods, we deferred contributions to our defined benefit pension plans of approximately $5 million under the Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020. Our 2020 plan contributions were funded in December 2020.

In the third quarter of 2021, we adopted a postretirement benefit design change, which terminated the employer cost sharing for post age 65 retiree health benefits effective as of January 1, 2022. Our retiree health care benefits provided up to age 65 to current and future retirees who meet certain eligibility requirements were not affected by this change. As a result of this change, our postretirement medical benefit obligation was remeasured as of September 30, 2021. The remeasurement resulted in a decrease to the benefit obligation of $82 million with a corresponding increase to accumulated other comprehensive income. The benefit from the change in plan design will be recognized in our statement of operations over the average remaining years of future service for active employees as a component of other non-operating expenses, net.

NOTE 12    INCOME TAXES

We estimate our annual effective income tax rate to record our quarterly income tax provision in the jurisdictions in which we operate. Statutory tax rate changes and other significant or unusual items, if any, are not included in our annual effective income tax rate and are instead recognized as discrete items in the quarter in which they occur.

For the nine months ended September 30, 2021 and 2020, we did not provide any current or deferred income tax provision or benefit. The difference between our statutory tax rate and our effective tax rate of zero for all periods presented includes changes to maintain our full valuation allowance against our net deferred tax assets given our recent and anticipated future earnings trends. We believe that if oil prices continue at current levels, there is a reasonable possibility that some or all of this valuation allowance could be released in the foreseeable future. However, the amount of the net deferred tax assets considered realizable depends on the sustained level of profitability that we can achieve.

NOTE 13    ASSET IMPAIRMENTS

The following table presents a summary of our asset impairments:

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
(in millions)
Proved oil and natural gas properties	$—	$—	$—	$1,487
Unproved properties	—	—	—	228
Other	25	—	28	21
Total	$25	$—	$28	$1,736

We recorded an impairment charge of $25 million during the three months ended September 30, 2021 related to the write-down of a commercial office building located in Bakersfield, California to fair value, which was determined based on a market approach (using Level 3 inputs in the fair value hierarchy). The decline in value of the commercial office building primarily relates to limited demand for office space of this size and type in the Bakersfield market and general trends in commercial real estate due to the COVID-19 pandemic. We do not own any other commercial office buildings. No impairment charges were recorded during the same period in 2020.

We recorded impairment charges of $28 million for the nine months ended September 30, 2021 which included the $25 million write-down of commercial office space in Bakersfield, California to fair value and a $3 million write-off of capitalized costs related to projects which were abandoned. For the same period in 2020, we recorded an impairment charge of $1,736 million due to the sharp drop in commodity prices in March 2020, which included $1,487 million related to certain of our proved properties and approximately $228 million related to unproved acreage that was no longer included in our development plans at that time. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 13 Asset Impairment in our 2020 Annual Report for a description of our impairment of proved and unproved oil and gas properties and other asset impairments during the nine months ended September 30, 2020.

NOTE 14    STOCK-BASED COMPENSATION

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

Stock-based compensation expense is recorded on our condensed consolidated statements of operations based on job function of the employees receiving the grants as shown in the table below.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
(in millions)
General and administrative expenses	$5	$1	$11	$3
Operating costs	1	—	1	—
Total stock-based compensation expense	$6	$1	$12	$3

For the three and nine months ended September 30, 2021 and 2020, we did not recognize any income tax benefit related to our stock-based compensation. For the three months ended September 30, 2020, we made insignificant cash payments for the cash-settled portion of our pre-emergence awards. For the nine months ended September 30, 2020, we made cash payments of $15 million for the cash-settled portion of our pre-emergence awards.

Management Incentive Plan

Restricted Stock Units

Executives and non-employee directors were granted RSUs during the first nine months of 2021 which are in the form of, or equivalent in value to, actual shares of our common stock. The awards generally vest ratably over three years, with one third of the granted units vesting on each of the first three anniversaries of the applicable date of grant. RSUs are settled in shares of our common stock at the end of the third year of the three-year vesting period.

The following table sets forth RSU activity for the nine months ended September 30, 2021:

	Number of Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Unvested at December 31, 2020 (Successor)	—	$—
Granted	1,185	$24.75
Cancelled or Forfeited	(67)	$24.50
Unvested at September 30, 2021 (Successor)	1,118

Compensation expense was measured on the date of grant using the quoted market price of our common stock and is recognized on a straight-line basis over the requisite service periods adjusted for actual forfeitures, if any.

As of September 30, 2021, the unrecognized compensation expense for our unvested RSUs was approximately $22 million and is expected to be recognized over a weighted-average remaining service period of approximately two years.

Performance Stock Units

Executives were granted PSUs during the first nine months of 2021. PSUs are earned upon the attainment of specified 60-trading day volume weighted average prices for shares of our common stock generally during a three-year service period commencing on the grant date. Once units are earned, the earned units are not reduced for subsequent decreases in stock price. For the duration of the three-year period, a minimum of 0% and a maximum of 100% of the PSUs granted could be earned. Earned PSUs generally vest on the third anniversary of the grant date and are settled in shares of our common stock at that time.

The following table sets forth PSU activity for the nine months ended September 30, 2021:

	Number of Units	Weighted-Average Grant-Date Fair Value
	(in thousands)
Unvested at December 31, 2020 (Successor)	—	$—
Granted	969	$19.72
Cancelled or Forfeited	(53)	$19.31
Unvested at September 30, 2021 (Successor)	916

The grant date fair value and associated equity compensation expense was measured using a Monte Carlo simulation model which runs a probabilistic assessment of the number of units that will be earned based on a projection of our stock price during the three-year service period.

The range of assumptions used in the Monte Carlo simulation model for the PSUs granted during the first nine months of 2021 were as follows:

Successor
Nine months ended September 30, 2021
Expected volatility(a)	60.00% - 65.00%
Risk-free interest rate(b)	0.16% - 0.32%
Dividend yield	—%
Forecast period (in years)	2 - 3
(a)Expected volatility was calculated using a peer group due to our limited trading history since our emergence from bankruptcy.
(b)Based on the U.S. Treasury yield for a two- or three-year term at the grant date.

Compensation expense is recognized on a straight-line basis over the requisite service periods adjusted for actual forfeitures, if any.

As of September 30, 2021, the unrecognized compensation expense for our unvested PSUs was approximately $14 million and is expected to be recognized over a weighted-average remaining service period of approximately two years.

Long-Term Cash Incentive Awards

On June 30, 2021, we granted $16 million of performance cash awards to approximately 500 non-executive employees where half of the award is variable with payouts ranging from 75% to 150% of the grant value. The variable portion of the award is determined based upon the attainment of specified 60-trading day volume weighted average prices for shares of our common stock preceding each vesting date. These awards vest over a three-year service period commencing on the grant date and are settled in cash. The fair value of the awards is adjusted on a quarterly basis for the cumulative change in the value determined using a Monte Carlo simulation model which runs a probabilistic assessment of our stock price during each of the three-year service periods.

The assumptions used in the Monte Carlo simulation model for the performance cash awards as of September 30, 2021 were as follows:

Successor
Nine months ended September 30, 2021
Expected volatility(a)	60%
Risk-free interest rate(b)	0.47%
Dividend yield	—%
Forecast period (in years)	2.7
(a)Expected volatility was calculated using a peer group due to our limited trading history since our emergence from bankruptcy.
(b)Based on the U.S. Treasury yield for the 2.7 year remaining term.

As of September 30, 2021, the unrecognized compensation expense for all of our unvested cash-settled awards was $14 million and is expected to be recognized over a weighted-average remaining service period of approximately three years. The awards forfeited during the three months ended September 30, 2021 were insignificant.

NOTE 15    EQUITY

Share Repurchase Program

In 2021, our Board of Directors authorized a Share Repurchase Program to acquire up to $250 million of our common stock through March 31, 2022, which was extended through June 30, 2022 as described in Note 16 Subsequent Events. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend, or discontinue authorization of the program at any time.

As of September 30, 2021, we repurchased 2.6 million shares of our common stock, at an average price of $32.39 per share, through either open market purchases or our Rule 10b5-1 plan for $84 million. Shares repurchased were held as treasury stock as of September 30, 2021.

Warrants

In accordance with the Plan, we reserved an aggregate 4.4 million shares of our common stock for warrants issued to holders of our Predecessor debt claims. The warrants are exercisable at an initial exercise price of $36 per share for a period of four years beginning October 27, 2020, the effective date of the Plan. The Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend, equity awards under a management incentive plan that our Board of Directors may establish pursuant to the Plan (if any) or other distributions. The warrant holder may elect, in its sole discretion, to pay cash or to exercise on a cashless basis, pursuant to which the holder will not be required to pay cash for shares of common stock upon exercise of the warrant but will instead receive fewer shares. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 15 Equity in our 2020 Annual Report for a description of our warrants.

During the three and nine months ended September 30, 2021, we issued 47,416 shares of common stock and received approximately $2 million related to warrants exercised.

BSP JV

In February 2017, we entered into a development joint venture (JV) with Benefit Street Partners (BSP) to develop certain oil and natural gas assets in exchange for a preferred interest in the BSP JV. BSP invested $200 million and was entitled to preferred distributions and, upon receiving cash distributions equal to a predetermined threshold in September 2021, the preferred interest was automatically redeemed in full under the terms of the joint venture agreement. For the three and nine months ended September 30, 2021, we distributed $19 million and $50 million, respectively, to BSP. Upon redemption, we reduced the remaining balance in noncontrolling interest to zero and increased our additional paid-in capital by the same amount. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 6 Joint Ventures in our 2020 Annual Report for more information on our BSP JV.

NOTE 16    SUBSEQUENT EVENTS

Ventura Basin Divestiture

After the quarter-end, closings for the sale of our Ventura basin operations occurred with respect to the majority of the basin's assets and subsequent closings are expected to occur in the following quarters. With the divestitures closed to date, we realized $62 million of cash paid at closing (before purchase price adjustments) and our liability for related asset retirement obligations was approximately $100 million which were assumed by the buyer. See Note 6 Assets Held for Sale for more information regarding this transaction.

Dividends

On November 11, 2021, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividend is payable to shareholders of record at the close of business on December 1, 2021 and is expected to be paid on December 16, 2021. This quarterly dividend is made pursuant to a cash dividend policy approved by the Board of Directors, which anticipates a total annual dividend of $0.68, payable in quarterly increments of $0.17 per share of common stock. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position.

The dividend will be recorded as a reduction of additional paid-in capital.

Share Repurchase Program

On November 11, 2021, our Board of Directors extended the time period for our Share Repurchase Program through June 30, 2022.

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

We are committed to energy transition in the energy sector and have some of the lowest carbon intensity production in the United States. Through our subsidiary, Carbon TerraVault, we are in the early stages of developing several carbon capture and sequestration projects in the San Joaquin Valley. Separately, we are evaluating the feasibility of a carbon capture system to be located at our Elk Hills power plant. We are also pursuing multiple front-of-the-meter and behind-the-meter solar projects.

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

Global oil prices were higher in the three and nine months ended September 30, 2021 compared to the same periods in 2020. Benchmark prices for Brent crude oil in the first nine months of 2021 increased 59% from the same period in 2020 as a result of steady draws on global inventories demonstrating a strong recovery from the same prior year period when oil prices were negatively influenced by the Coronavirus Disease 2019 (COVID-19) pandemic and by the actions of foreign producers.

The following table presents the average daily Brent, WTI and NYMEX prices for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Brent oil ($/Bbl)	$73.23	$43.37	$67.78	$42.53
WTI oil ($/Bbl)	$70.56	$40.93	$64.82	$38.32
NYMEX gas ($/MMBtu)	$3.71	$1.93	$3.06	$1.92
Note:     Bbl refers to a barrel; MMBtu refers to one million British Thermal Units.

See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Production and Prices and Part II, Item 1A – Risk Factors in our 2020 Annual Report for further discussion regarding the impact of the pandemic and declines in commodity prices.

Production

The following table sets forth our average net production of oil, natural gas liquids (NGLs) and natural gas per day in each of the four California oil and natural gas basins in which we operate for the periods presented. See Part I, Item 1 – Financial Statements, Note 6 Assets Held for Sale and Note 16 Subsequent Events for information regarding the divestiture of our Ventura basin operations.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
Oil (MBbl/d)
San Joaquin Basin	40	40	39	42
Los Angeles Basin	19	22	19	25
Ventura Basin	3	2	3	3
Total	62	64	61	70
NGLs (MBbl/d)
San Joaquin Basin	13	14	13	14
Total	13	14	13	14
Natural gas (MMcf/d)
San Joaquin Basin	135	142	135	148
Los Angeles Basin	1	2	1	2
Ventura Basin	5	4	5	4
Sacramento Basin	19	20	19	21
Total	160	168	160	175

Total Net Production (MBoe/d)	102	106	101	113
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

Total daily production for the three months ended September 30, 2021, compared to the same period in 2020, decreased by approximately 4 MBoe/d or 4%. For the nine months ended September 30, 2021 compared to the same period in 2020, total daily production decreased by approximately 12 MBoe/d or 11%. The decrease in production largely resulted from limited drilling activity and capital investment during 2020 and natural decline rates. This decrease was partially offset by improved operational results from our 2021 drilling program and our acquisition of the working interests in certain joint venture wells held by Macquarie Infrastructure and Real Assets Inc. (MIRA) in the third quarter of 2021. Our production-sharing contracts (PSCs), which are described below, negatively impacted our oil production in the three and nine months ended September 30, 2021 by approximately 1 MBoe/d and approximately 3 MBoe/d, respectively, compared to the same periods in 2020.

Production-Sharing Contracts (PSCs)

Our share of production and reserves from operations in the Wilmington field in the Los Angeles basin is subject to contractual arrangements similar to production-sharing contracts (PSCs) that are in effect through the economic life of the assets. Under such contracts we are obligated to fund all capital and operating costs. We record a share of production and reserves to recover a portion of such capital and operating costs and an additional share for profit. Our portion of the production represents volumes: (i) to recover our partners’ share of capital and operating costs that we incur on their behalf, (ii) for our share of contractually defined base production and (iii) for our share of remaining production thereafter. We generate returns through our defined share of production from (ii) and (iii) above. These contracts do not transfer any right of ownership to us and reserves reported from these arrangements are based on our economic interest as defined in the contracts. Our share of production and reserves from these contracts decreases when product prices rise and increases when prices decline, assuming comparable capital investment and operating costs. However, our net economic benefit is greater when product prices are higher. These contracts represented approximately 15% of our net production for the three months ended September 30, 2021.

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

The reporting of our PSC-type contracts creates a difference between reported operating costs, which are for the full field, and reported volumes, which are only our net share, inflating the per barrel operating costs. The following table presents operating costs after adjusting for excess costs attributable to PSC-type contracts for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs	$190	$20.28	$523	$19.04
Excess costs attributable to PSC-type contracts	(17)	$(1.84)	(47)	$(1.72)
Operating costs, excluding effects of PSC-type contracts(a)	$173	$18.44	$476	$17.32
(a)Operating costs, excluding effects of PSC-type contracts is a non-GAAP measure. As described above, the reporting of our PSC-type contracts creates a difference between reported operating costs, which are for the full field, and reported volumes, which are only our net share, inflating the per barrel operating costs. These amounts represent our operating costs after adjusting for this difference.

Prices and Realizations

The following tables set forth the average realized prices and price realizations as a percentage of average Brent, WTI and NYMEX for our products for the three and nine months ended September 30, 2021 and 2020:

	Successor		Predecessor
	Three months ended September 30,		Three months ended September 30,
	2021		2020
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$73.23		$43.37

Realized price without derivative settlements	$72.89	100%	$41.83	96%
Effects of derivative settlements	(17.47)		0.32
Realized price with derivative settlements	$55.42	76%	$42.15	97%

WTI	$70.56		$40.93

Realized price without derivative settlements	$72.89	103%	$41.83	102%
Realized price with derivative settlements	$55.42	79%	$42.15	103%

NGLs ($ per Bbl)
Realized price (% of Brent)	$53.74	73%	$25.16	58%
Realized price (% of WTI)	$53.74	76%	$25.16	61%

Natural gas
NYMEX ($/MMBtu)	$3.71		$1.93

Realized price without derivative settlements ($/Mcf)	$4.66	126%	$2.22	115%
Effects of derivative settlements	(0.02)		0.02
Realized price with derivative settlements ($/Mcf)	$4.64	125%	$2.24	116%

	Successor		Predecessor
	Nine months ended September 30,		Nine months ended September 30,
	2021		2020
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$67.78		$42.53

Realized price without derivative settlements	$67.62	100%	$41.27	97%
Effects of derivative settlements	(13.19)		2.00
Realized price with derivative settlements	$54.43	80%	$43.27	102%

WTI	$64.82		$38.32

Realized price without derivative settlements	$67.62	104%	$41.27	108%
Realized price with derivative settlements	$54.43	84%	$43.27	113%

NGLs ($ per Bbl)
Realized price (% of Brent)	$49.20	73%	$25.17	59%
Realized price (% of WTI)	$49.20	76%	$25.17	66%

Natural gas
NYMEX ($/MMBtu)	$3.06		$1.92

Realized price without derivative settlements ($/Mcf)	$3.67	120%	$2.05	107%
Effects of derivative settlements	(0.03)		0.06
Realized price with derivative settlements ($/Mcf)	$3.64	119%	$2.11	110%

Oil — Brent index and realized prices excluding hedge settlements were higher in the three and nine month periods ended September 30, 2021 compared to the same periods in 2020 as oil demand has been bolstered by the re-opening of economies and easing of mobility restrictions related to the COVID-19 pandemic. Prices have also increased due to a rise in domestic demand and lower supply caused by reduced investment in the U.S. upstream oil and gas sector during 2020 as well as supply management by OPEC members.

NGLs — Prices for NGLs increased for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020. Higher prices are the result of increased demand in the U.S. and abroad.

Natural Gas — For the three and nine months ended September 30, 2021, natural gas prices have increased compared to the same prior year periods. Increases in pricing – both across the United States and within California – have been driven by strong industrial and export demand.

Statements of Operations Analysis

Results of Oil and Gas Operations

The following table includes key operating data for our oil and gas operations, excluding certain corporate expenses, on a per Boe basis for the three and nine months ended September 30, 2021 and 2020. Energy operating costs consist of purchases of natural gas used to generate electricity, purchased electricity and internal costs to generate electricity used in our operations. Non-energy operating costs equal total operating costs less energy costs and gas processing costs. However, non-energy operating costs include the costs of purchasing natural gas used to generate steam for our steamfloods.

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2021	2020	2021	2020
Energy operating costs	$5.49	$4.25	$4.97	$3.81
Gas processing costs	$0.56	$0.46	$0.59	$0.54
Non-energy operating costs	$14.23	$9.81	$13.48	$10.50
Operating costs(a)	$20.28	$14.52	$19.04	$14.85
Field general and administrative expenses(b)	$0.96	$1.34	$0.87	$1.16
Field depreciation, depletion and amortization(c)	$5.12	$8.03	$5.21	$8.68
Field taxes other than on income(d)	$2.67	$3.40	$3.02	$3.10
(a)Operating costs increased in the three and nine months ended September 30, 2021 from the same prior year period primarily as a result of higher downhole maintenance activity in 2021 as well as increased energy costs and natural gas prices as compared to 2020. These increases were partially offset by lower compensation-related costs from headcount reductions and reduced employee benefit costs. The prior year comparative periods include cost savings from measures we took in 2020 to streamline our operations and in the months of April and May 2020 we reduced work hours due to the dramatic decrease in commodity prices. For the non-GAAP measure of operating costs, excluding the effects of PSC-type contracts, see Production, Production-Sharing Contracts above.
(b)Excludes corporate general and administrative expenses. Field general and administrative expenses decreased for the three and nine months ended September 30, 2021 from the same period in 2020 primarily due to workforce reductions in the second half of 2020 and the first quarter of 2021.
(c)Excludes depreciation, depletion and amortization related to our corporate assets and our Elk Hills power plant. Field depreciation, depletion and amortization decreased in the three and nine months ended September 30, 2021 from the same period in 2020 primarily due to a decrease in the carrying value of our property, plant and equipment as a result of fair value adjustments recorded as part of fresh start accounting. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 3 Fresh Start Accounting in our 2020 Annual Report for additional information on the fresh start valuation of our property, plant and equipment.
(d)Field taxes other than on income decreased in the three months ended September 30, 2021 compared to the same prior year period primarily due to lower ad valorem taxes which are sensitive to commodity prices and generally determined at the beginning of each calendar year. Commodity prices were lower in early 2021 as compared to early 2020.

Consolidated Results of Operations

Three months ended September 30, 2021 vs. 2020

The following table presents our operating revenues for the three months ended September 30, 2021 and 2020:

	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,
	2021	2020
(in millions)
Oil, natural gas and NGL sales	$549	$312
Net (loss) gain from commodity derivatives	(125)	—
Sales of purchased natural gas	95	50
Electricity sales	65	43
Other revenue	4	4
Total operating revenues	$588	$409

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of derivative settlements, were $549 million for the three months ended September 30, 2021, which is an increase of $237 million compared to $312 million for the same period of 2020. The increase was due to higher realized prices, which was partially offset by lower production, as reflected in the following table:

	Oil	NGLs	Natural Gas	Total
	(in millions)
Three months ended September 30, 2020	$246	$32	$34	$312
Changes in realized prices	182	36	38	256
Changes in production	(15)	(1)	(3)	(19)
Three months ended September 30, 2021	$413	$67	$69	$549
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

The effect of settlements on our commodity derivatives is not included in the table above. Payments for derivative settlements were $99 million for the three months ended September 30, 2021 compared to proceeds of $2 million for the same period of 2020. Including the effect of settlement payments for commodity derivatives, our oil, natural gas and NGL sales increased by $136 million or 43% compared to the same prior-year period.

Net loss from commodity derivatives — Net loss from commodity derivatives was $125 million for the three months ended September 30, 2021 as shown in the table below. We did not have significant commodity derivatives during the same period of 2020. The non-cash changes in the fair value of our outstanding commodity derivatives resulted from the positions held at the end of each measurement period as well as the relationship between contract prices and the associated forward curves.

	Three months ended September 30,	Three months ended September 30,
	2021	2020
(in millions)
Non-cash commodity derivative (loss) gain, excluding noncontrolling interest	$(26)	$4
Non-cash commodity derivative loss, noncontrolling interest	—	(6)
Total non-cash changes	(26)	(2)
Net (payments) proceeds on settled commodity derivatives	(99)	2
Net loss from commodity derivatives	$(125)	$—

Sales of purchased natural gas — Sales of purchased natural gas was $95 million for the three months ended September 30, 2021, an increase of $45 million, or 90% from $50 million during the same period of 2020. The increase was predominantly the result of higher natural gas prices created by increasing demand. Our natural gas sales net of related purchases were $42 million for the three months ended September 30, 2021 compared to $15 million for the same period of 2020.

Electricity sales — Electricity sales increased $22 million to $65 million in the third quarter of 2021 compared to $43 million in the same period of 2020. The increase was predominantly due to higher electricity prices in 2021 resulting from higher natural gas prices as well as reduced hydroelectric generation in California.

The following table presents our operating and non-operating expenses for the three months ended September 30, 2021 and 2020:

	Successor	Predecessor
	Three months ended September 30,	Three months ended September 30,
	2021	2020
(in millions)
Operating expenses
Energy operating costs	$52	$41
Gas processing costs	5	5
Non-energy operating costs	133	95
General and administrative expenses	51	64
Depreciation, depletion and amortization	54	89
Asset impairments	25	—
Taxes other than on income	36	42
Exploration expense	2	2
Purchased natural gas expense	53	35
Electricity generation expenses	29	17
Transportation costs	11	10
Accretion expense	13	10
Other operating expenses, net	4	12
Total operating expenses	468	422
Gain on asset divestitures	(2)	—
Operating income (loss)	122	(13)

Non-operating (expenses) income
Reorganization items, net	(1)	66
Interest and debt expense, net	(14)	(28)
Other non-operating expenses, net	—	(32)
Net income (loss) before taxes	$107	$(7)

Energy operating costs — Energy operating costs for the three months ended September 30, 2021 were $52 million, which was an increase of $11 million or 27% from $41 million for the same period of 2020. This increase was primarily a result of higher prices for purchased natural gas, which we used to generate electricity for our operations, and for purchased electricity.

Non-energy operating costs — Non-energy operating costs for the three months ended September 30, 2021 were $133 million, which was an increase of $38 million or 40% from $95 million for the same period of 2020. This increase was primarily a result of higher downhole maintenance activity in 2021 which was deferred in 2020 as we shut-in wells and surface maintenance activity. Additionally, non-energy operating costs increased in 2021 due to higher prices for purchased natural gas which we use to generate steam for our steamfloods. Partially offsetting these increases were lower compensation-related costs from headcount reductions in late 2020 and early 2021 and reduced employee benefits in the second quarter of 2021. Our third quarter 2020 results reflect cost savings for streamlining our operations in response to the industry downturn resulting from the COVID-19 pandemic. Although higher natural gas prices in 2021 increased our operating costs, higher prices have a net positive effect on our operating results due to higher revenue from sales of this commodity which we also produce.

General and administrative expenses — Our general and administrative (G&A) expenses were $51 million for the three months ended September 30, 2021, which was a decrease of $13 million from $64 million for the three months ended September 30, 2020. The decrease in G&A expenses reflects lower compensation-related costs primarily due to workforce reductions that occurred in the second half of 2020 and the first quarter of 2021 as well as benefit reductions in the second quarter of 2021. The remaining decrease between comparative periods was primarily due to cost saving efforts which resulted in lower spend across a number of cost categories. The decrease was partially offset by non-cash stock-based compensation expense related to awards granted to executives and directors in 2021.

Depreciation, depletion and amortization — The decrease in depreciation, depletion, and amortization of $35 million to $54 million in the third quarter of 2021 compared to $89 million in the same period of 2020 was primarily due to a decrease in the carrying value of our property, plant and equipment as a result of fair value adjustments recorded as part of fresh start accounting. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 3 Fresh Start Accounting in our 2020 Annual Report for additional information on the valuation of our property, plant and equipment.

Asset impairments — We recorded an impairment charge of $25 million for the three months ended September 30, 2021 related to the write-down of a commercial office building located in Bakersfield, California to fair market value. The decline in asset value primarily relates to limited demand for office space of this size and type in the Bakersfield market and general trends in commercial real estate due to the COVID-19 pandemic. No impairment charges were recorded for the same period in 2020. See Part I, Item 1 – Financial Statements, Note 13 Asset Impairments for additional information.

Purchased natural gas expense — Purchased natural gas expense relates to natural gas acquired from third parties in connection with certain of our marketing activities. This expense amounted to $53 million for the three months ended September 30, 2021, which was an increase of $18 million or 51% from $35 million for the same period in 2020. The increase was predominantly the result of higher natural gas prices.

Electricity generation expenses — Electricity generation expenses increased from $17 million for the three months ended September 30, 2020 to $29 million in the same period of 2021. The increase was primarily a result of higher prices for natural gas used in electricity generation.

Reorganization items, net — Reorganization items, net decreased by $67 million to $1 million of expense for the three months ended September 30, 2021 from $66 million of income during the same period of 2020. We recognized $66 million of income in the third quarter of 2020 primarily due to the write-off of the unamortized balance of deferred gain and issuance costs on our long-term debt at the time of filing our bankruptcy petition on July 15, 2020. The gain was partially offset by legal, professional and other fees, including debtor-in-possession financing costs, all of which related to our bankruptcy proceedings.

Interest and debt expense, net — Interest and debt expense, net decreased to $14 million in the third quarter of 2021 compared to $28 million in the same period of 2020 primarily due to a decrease in our overall level of debt following our emergence from bankruptcy on October 27, 2020. There were no amounts drawn on our Revolving Credit Facility during the three months ended September 30, 2021. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 2 Chapter 11 Proceedings and Note 8 Debt in our 2020 Annual Report for additional information on the terms of the Plan, our emergence from bankruptcy and our long-term debt transactions.

Other non-operating expense, net — Other non-operating expense, net decreased $32 million to zero for the three months ended September 30, 2021. The decrease was primarily due to the significant legal, professional and other fees incurred in preparation for our Chapter 11 filing in 2020.

Nine Months Ended September 30, 2021 vs. 2020

The following table presents our operating revenues for the nine months ended September 30, 2021 and 2020:

	Successor	Predecessor
	Nine months ended September 30,	Nine months ended September 30,
	2021	2020
(in millions)
Oil, natural gas and NGL sales	$1,459	$987
Net (loss) gain from commodity derivatives	(603)	75
Sales of purchased natural gas	241	109
Electricity sales	131	75
Other revenue	27	12
Total operating revenues	$1,255	$1,258

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of derivative settlements, were $1,459 million for the nine months ended September 30, 2021, which is an increase of $472 million compared to $987 million for the same period of 2020. The increase was due to higher realized prices, which was partially offset by lower production, as reflected in the following table:

	Oil	NGLs	Natural Gas	Total
	(in millions)
Nine months ended September 30, 2020	$795	$94	$98	$987
Changes in realized prices	508	89	78	675
Changes in production	(179)	(9)	(15)	(203)
Nine months ended September 30, 2021	$1,124	$174	$161	$1,459
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

The effect of settlements on our commodity derivatives is not included in the table above. Payments for derivative settlements were $220 million for the nine months ended September 30, 2021 compared to proceeds of $105 million, including $63 million of proceeds from commodity derivative contracts sold prior to maturity, in the first quarter of 2020. Including the effect of settlement payments for commodity derivatives, our oil, natural gas and NGL sales increased by $147 million or 13% compared to the same prior-year period.

Net (loss) gain from commodity derivatives — Net loss from commodity derivatives was $603 million for the nine months ended September 30, 2021 compared to a net gain of $75 million in the same period of 2020 as shown in the table below. The non-cash changes in the fair value of our outstanding commodity derivatives resulted from the positions held at the end of each measurement period as well as the relationship between contract prices and the associated forward curves.

	Nine months ended September 30,	Nine months ended September 30,
	2021	2020
(in millions)
Non-cash commodity derivative loss, excluding noncontrolling interest	$(383)	$(31)
Non-cash commodity derivative gain, noncontrolling interest	—	1
Total non-cash changes	(383)	(30)
Net (payments) proceeds on settled commodity derivatives	(220)	42
Net proceeds on commodity derivative contracts sold prior to maturity	—	63
Net (loss) gain from commodity derivatives	$(603)	$75

Sales of purchased natural gas — Sales of purchased natural gas were $241 million for the nine months ended September 30, 2021, an increase of $132 million, or 121% from $109 million during the same period of 2020. The increase was predominantly the result of higher natural gas prices created by increased demand in 2021 compared to 2020. Our natural gas sales net of related purchases were $97 million for the nine months ended September 30, 2021 compared to $42 million for the same period of 2020.

Electricity sales — Electricity sales increased by $56 million to $131 million in the first nine months of 2021 compared to $75 million in the same period of 2020. Electricity sales increased in the first nine months of 2021 from the prior year period as a result of higher natural gas prices due in part to reduced hydroelectric generation in California. In the first nine months of 2020, sales volumes were also lower from planned maintenance and an outage at the Elk Hills power plant.

Other revenue — Other revenue increased by $15 million to $27 million in the first nine months of 2021 compared to $12 million in the same period of 2020. The increase was primarily driven by higher revenues from wet gas and processing fee income caused by higher natural gas prices.

The following table presents our operating and non-operating expenses for the nine months ended September 30, 2021 and 2020:

	Successor	Predecessor
	Nine months ended September 30,	Nine months ended September 30,
	2021	2020
(in millions)
Operating expenses
Energy operating costs	$137	$118
Gas processing costs	16	17
Non-energy operating costs	370	325
General and administrative expenses	147	193
Depreciation, depletion and amortization	160	296
Asset impairments	28	1,736
Taxes other than on income	113	121
Exploration expense	6	9
Purchased natural gas expense	144	67
Electricity generation expenses	70	47
Transportation costs	37	31
Accretion expense	39	30
Other operating expenses, net	31	45
Total operating expenses	1,298	3,035
Gain on asset divestitures	(4)	—
Operating loss	(39)	(1,777)

Non-operating (expenses) income
Reorganization items, net	(5)	66
Interest and debt expense, net	(40)	(200)
Net (loss) gain on early extinguishment of debt	(2)	5
Other non-operating expenses, net	(3)	(93)
Net loss before taxes	$(89)	$(1,999)

Energy operating costs — Energy operating costs for the nine months ended September 30, 2021 were $137 million, which was an increase of $19 million or 16% from $118 million for the same period of 2020. This increase was primarily a result of higher prices for purchased natural gas, which we used to generate electricity for our operations, and for purchased electricity.

Non-energy operating costs — Non-energy operating costs for the nine months ended September 30, 2021 were $370 million, which was an increase of $45 million or 14% from $325 million for the same period of 2020. This increase was primarily a result of higher downhole maintenance activity in 2021 which was deferred in 2020 as we shut-in wells and surface maintenance activity. Additionally, non-energy operating costs increased in 2021 due to higher prices for natural gas, which we use to generate steam for our steamfloods. Partially offsetting these increases were lower compensation-related costs from headcount reductions in late 2020 and early 2021 and reduced employee benefits in the second quarter of 2021. Although higher natural gas prices in 2021 increased our operating costs, higher prices have a net positive effect on our operating results due to higher revenue from sales of this commodity which we also produce.

General and administrative expenses — Our general and administrative (G&A) expenses were $147 million for the nine months ended September 30, 2021, which was a decrease of $46 million from $193 million for the nine months ended September 30, 2020. The decrease in G&A expenses was primarily attributable to lower compensation-related costs as a result of workforce reductions that occurred in the second half of 2020 and the first quarter of 2021 as well as benefit reductions in the second quarter of 2021. The remaining decrease was primarily due to cost savings efforts which resulted in lower spend across a number of cost categories. The decrease was partially offset by an increase in non-cash stock-based compensation expense related to awards granted to executives and directors in 2021.

Depreciation, depletion and amortization — The decrease in depreciation, depletion, and amortization of $136 million to $160 million in the first nine months of 2021 compared to $296 million in the same period of 2020 was primarily due to a decrease in the carrying value of our property, plant and equipment as a result of fair value adjustments recorded as part of fresh start accounting. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 3 Fresh Start Accounting in our 2020 Annual Report for additional information on the valuation of our property, plant and equipment.

Asset impairments — Asset impairment charges for the nine months ended September 30, 2021 were $28 million including a write-down of commercial office space in Bakersfield, California to fair value and the write-off of capitalized costs related to projects which were abandoned. The decline in value of the commercial office building primarily relates to limited demand for office space of this size and type in the Bakersfield market and general trends in commercial real estate due to the COVID-19 pandemic. For the same period in 2020, we recorded an impairment charge of $1.7 billion due to the sharp drop in commodity prices in March 2020, which included $1.5 billion related to certain of our proved properties and approximately $228 million related to unproved acreage that was no longer included in our development plans at that time. See Part I, Item 1 – Financial Statements, Note 13 Asset Impairments for additional information.

Purchased natural gas expense — Purchased natural gas expense relates to natural gas acquired from third parties in connection with certain of our marketing activities. This expense amounted to $144 million for the nine months ended September 30, 2021, which was an increase of $77 million or 115% from $67 million for the same period in 2020. The change was predominantly the result of higher natural gas prices.

Electricity generation expenses — Electricity cost of sales increased from $47 million in the first nine months of 2020 to $70 million in the same period of 2021. The increase was primarily a result of higher pricing on purchased natural gas.

Other operating expenses, net — Other expenses, net was $31 million for the nine months ended September 30, 2021, which was a decrease of $14 million from $45 million during the same period of 2020. The first nine months of 2020 included a one-time payment of $20 million made in connection with an expiring pipeline delivery contract and $7 million related to an outage at the Elk Hills power plant. The first nine months of 2021 included $15 million in severance costs.

Reorganization items, net — Reorganization items, net was $5 million of expense for the nine months ended September 30, 2021 which was a decrease of $71 million from $66 million of income during the same period of 2020. We recognized $66 million of income in the third quarter of 2020 primarily due to the write-off of the unamortized balance of our deferred gain and issuance costs on our long-term debt at the time of filing our bankruptcy petition on July 15, 2020 which was partially offset by legal, professional and other fees, including debtor-in-possession financing costs, all of which related to our bankruptcy proceedings.

Interest and debt expense, net — Interest and debt expense, net decreased $160 million to $40 million in the first nine months of 2021 compared to $200 million in the same period of 2020 primarily due to a decrease in our overall level of debt upon our emergence from bankruptcy on October 27, 2020. Additionally, in the first quarter of 2021, we paid off our Revolving Credit Facility and had no balance drawn during either the second or third quarter. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 2 Chapter 11 Proceedings and Note 8 Debt in our 2020 Annual Report for additional information on the terms of the Plan, our emergence from bankruptcy and our long-term debt transactions.

Other non-operating expense, net — Other non-operating expense, net decreased $90 million to $3 million for the nine months ended September 30, 2021 compared to $93 million in the same period for 2020. The higher expense in the first nine months of 2020 was primarily a result of legal, professional and other fees related to our bankruptcy filing and an abandoned financing transaction.

Liquidity and Capital Resources

Cash Flow Analysis
Cash flows from operating activities — Our net cash provided by operating activities is sensitive to many variables, including changes in commodity prices. Commodity price movements may also lead to changes in other variables in our business, including adjustments to our capital program.

For the three months ended September 30, 2021, our operating cash flow increased 279%, or $134 million, to $182 million from $48 million in the same prior period of 2020. For the nine months ended September 30, 2021, our operating cash flow increased 223%, or $315 million, to $456 million from $141 million in the same period of 2020. The increase in operating cash flow for both the three and nine months ended September 30, 2021 primarily relates to higher average realized prices (including the effects of settlements on our commodity derivatives) in 2021 compared to the same prior-year periods. Average realized prices increased primarily due to the economic recovery as COVID-19 related mobility restrictions were lifted and demand increased. This increase was partially offset by lower production volumes in 2021 as compared to the same periods in 2020.

In the third quarter of 2021, we purchased $24 million of greenhouse gas allowances of which $6 million was for our fourth quarter of 2021 obligation and $18 million was a prepayment for our 2022 compliance obligation. This prepayment is included in our working capital changes on our condensed consolidated statements of cash flows for the three and nine months ended September 30, 2021.

Cash flows from investing activities — Our net cash used in investing activities increased $87 million from $1 million for the three months ended September 30, 2020 to $88 million for the same period in 2021. Our net cash used in investing activities increased $123 million from $28 million for the nine months ended September 30, 2020 to $151 million for the same period in 2021.

The increased use of cash for investing activities in 2021 primarily relates to higher capital investment and our acquisition of working interests in certain joint venture wells held by MIRA. Investing activities in 2020 included proceeds of $41 million related to a sale of royalty interests and a non-core asset in the nine months ended September 30, 2020. Proceeds of $13 million from non-core asset sales for the nine months ended September 30, 2021 primarily related to the sale of unimproved land. The table below summarizes net cash used in investing activities for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2021	Three Months Ended September 30, 2020	Nine months ended September 30, 2021	Nine Months Ended September 30, 2020
(in millions)
Capital investments	$(51)	$(4)	$(128)	$(37)
Changes in capital investment accruals	5	3	18	(25)
Proceeds from divestitures	11	—	13	41
Acquisitions	(53)	—	(53)	—
Other	—	—	(1)	(7)
Net cash used in investing activities	$(88)	$(1)	$(151)	$(28)

Cash flows from financing activities — Our net cash used in financing activities was $56 million for the three months ended September 30, 2021 compared to net cash used in financing activities of $51 million for the same period of 2020. Our net cash used in financing activities was $144 million for the nine months ended September 30, 2021 compared to net cash used in financing activities of $8 million for the same period of 2020.

Financing activities for the three and nine months ended September 30, 2021 included repurchases of common stock under our Share Repurchase Program. Financing cash outflows related to debt transactions for the nine months ended September 30, 2020 included $733 million in net borrowings under our debtor-in-possession facilities partially offset by $518 million in net repayments on our then outstanding revolving credit facility, $100 million for the repayment of our 2020 Senior Notes at maturity, $25 million for debtor-in-possession financing costs and $3 million for open market purchases of our then outstanding Second Lien Notes. The table below summarizes net cash used by financing activities for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Successor	Predecessor	Successor	Predecessor
	Three months ended September 30, 2021	Three Months Ended September 30, 2020	Nine months ended September 30, 2021	Nine Months Ended September 30, 2020
(in millions)
Debt transactions, net	$—	$(23)	$(12)	$87
Distributions to noncontrolling interest holders, net	(19)	(28)	(50)	(94)
Repurchases of common stock	(39)	—	(84)	—
Proceeds from warrants exercised	2	—	2	—
Other	—	—	—	(1)
Net cash used in financing activities	$(56)	$(51)	$(144)	$(8)

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, cash on hand and available borrowing capacity under our Revolving Credit Facility. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the first nine months of 2021 was for capital investment, distributions to a noncontrolling interest holder, acquisition of working interests from MIRA and repurchases of our common stock.

In November 2021, the borrowing base under our Revolving Credit Facility was reaffirmed at $1.2 billion.

At current commodity prices and our planned 2021 capital program described below, we expect to generate positive free cash flow, which we may use (i) to increase investments in our drilling program to accelerate value, (ii) to pay dividends or buy back stock to the extent permitted under our Revolving Credit Facility and Senior Notes indenture, (iii) to maintain cash on our balance sheet, or (iv) for other corporate purposes. We expect to begin paying income taxes in 2022 if Brent prices remain at current levels for a sustained period. Our tax paying status depends on a number of factors, including but not limited to, commodity prices, the amount and type of our capital spend, cost structure and activity levels. Potential legislation could change key provisions of the existing U.S. corporate income tax regime and it is uncertain whether some or all of the legislative proposals will be enacted. We do not currently expect the proposed modifications will materially impact our income tax liability. We believe we have sufficient sources of cash to meet our obligations for the next twelve months.

The following table summarizes our liquidity (in millions):

Successor
September 30,
2021
(in millions)
Cash	$189
Revolving Credit Facility:
Borrowing capacity	492
Outstanding letters of credit	(133)
Availability	$359

Liquidity	$548

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

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the three or nine months ended September 30, 2021.

See Part I, Item 1 – Financial Statements, Note 9 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of September 30, 2021.

2021 Capital Program

Our capital program will be dynamic in response to oil market volatility while focusing on maintaining our oil production and strong liquidity and maximizing our free cash flow. We entered 2021 with an internally funded capital program of $200 million – $225 million. In the second quarter of 2021, we reallocated drilling capital to downhole maintenance activities which reduced our full year outlook to $170 million – $190 million. Success of the drilling program to date, along with the rise in commodity prices, resulted in the addition of a drilling rig in the fourth quarter of 2021 that was planned for 2022. As a result, we expect our full year capital program to range from $180 – $200 million.

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

The amounts in the table below reflect components of our capital investment for the periods indicated, excluding changes in capital investment accruals (in millions):

	Successor
	2021 Full Year Estimate	Nine months ended September 30, 2021
	(in millions)
Drilling	$110 - $120	$73
Capital workovers	25 - 30	25
Infrastructure, corporate and other	45 - 50	30
Total	$180 - $200	$128

Regulatory Update

In April 2021, Governor Gavin Newsom signed an executive order directing the California Department of Conservation’s Geologic Energy Management Division (CalGEM) to initiate a rulemaking to end the issuance of new permits for well stimulation treatments by January 1, 2024 and instructed the California Air Resources Board to evaluate methods of phasing out oil extraction across the state by 2045. In May 2021, CalGEM published the proposed rule to end the issuance of new permits for well stimulation treatments. Since the Governor’s announcement, CalGem has not issued any approvals for well stimulation treatments. We expect little to no impact on future development activities because we are not dependent on well stimulation treatments. Less than 1% of our proved reserves require well stimulation and our current long-term development plans do not include well stimulation.

In October 2021, CalGEM released for public comment a draft rule to update its public health regulations. Among other changes, the draft includes a proposed setback of 3,200 feet for new wells with new surface locations from sensitive receptors, such as residences, schools and health care facilities. The draft is subject to public comment and the rulemaking process. It is anticipated that a version of the draft rule will be adopted in the next 12 to 24 months. We expect little to no impact on our long-term development plans because our development strategy does not rely on a significant number of new wells with new surface locations in affected setback areas.

Dividends

On November 11, 2021, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividend is payable to shareholders of record at the close of business on December 1, 2021 and is expected to be paid on December 16, 2021. This quarterly dividend is made pursuant to a cash dividend policy approved by the Board of Directors, which anticipates a total annual dividend of $0.68, payable in quarterly increments of $0.17 per share of common stock. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. The aggregate payment for this dividend will be approximately $14 million. We anticipate our next dividend will be paid in the first quarter of 2022. Based on the current number of our outstanding shares, we expect to make aggregate annual dividend payments of approximately $56 million.

Share Repurchase Program

Our Board of Directors authorized a Share Repurchase Program for up to $250 million through March 31, 2022. As of September 30, 2021, we repurchased 2.6 million shares of our common stock, at an average price of $32.39 per share, through either open market purchases or a Rule 10b5-1 plan at an aggregate cost of $84 million. Shares repurchased were held as treasury stock as of September 30, 2021. On November 11, 2021, our Board of Directors extended the time period for our Share Repurchase Program through June 30, 2022.

Divestitures

After the quarter-end, closings for the sale of our Ventura basin operations occurred with respect to the majority of the basin's assets and subsequent closings are expected to occur in the following quarters. See Part I, Item 1 – Financial Statements, Note 6 Assets Held for Sale for more information regarding this transaction.

During the three months ended September 30, 2021, we sold unimproved land for $11 million in proceeds recognizing a $2 million gain. During the nine months ended September 30, 2021 we sold non-core assets, including unimproved land, for $13 million in proceeds recognizing a $4 million gain.

Acquisitions and Joint Ventures

In the third quarter of 2021, we completed the wind-up of our development joint venture (JV) with MIRA and our development joint venture with Benefit Street Partners (BSP).

In August 2021, we purchased MIRA’s entire working interest share in the conveyed assets for $53 million, before purchase price adjustments and transaction costs. Prior to the acquisition, our consolidated results reflect only our 10% working interest share in the productive wells. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 7 Joint Ventures in our 2020 Annual Report for additional information on our MIRA JV.

In September 2021, BSP's preferred interest in the BSP JV was automatically redeemed in full under the terms of the joint venture agreement. Prior to the redemption, we made aggregate distributions to BSP of $50 million in 2021 which reduced noncontrolling interest on our condensed consolidated balance sheet and was recorded as a financing cash outflow on our condensed consolidated statements of cash flows for the nine months ended September 30, 2021. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 7 Joint Ventures in our 2020 Annual Report for additional information on our BSP JV.

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

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at September 30, 2021 and December 31, 2020 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for accrued decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and is challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and will be challenging the order from BSEE.

See Part I, Item 1 – Financial Statements, Note 8 Lawsuits, Claims, Commitments and Contingencies for further information.

Significant Accounting and Disclosure Changes

See Part I, Item 1 – Financial Statements, Note 2 Accounting and Disclosure Changes for a discussion of new accounting matters.

Forward-Looking Statements
The information included herein contains forward-looking statements that involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. These statements are not promises or guarantees of future conduct, performance or policy and involve risks and uncertainties that could materially affect our expected results of operations, liquidity, cash flows and business prospects. Such statements include those regarding our expectations as to our future:
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

Actual results may differ from anticipated results, sometimes materially, and reported results should not be considered an indication of future performance. While we believe assumptions or bases underlying our expectations are reasonable and make them in good faith, they almost always vary from actual results, sometimes materially. Therefore, the actual conduct of our activities, including development, implementation, or continuation of any carbon capture and storage programs or other initiatives or efforts discussed or forecasted in this report or in the future in connection with updates issued regarding these programs, initiatives and efforts, may differ materially in the future.

Factors (but not necessarily all the factors) that could cause results to differ include:

•our ability to execute our business plan post-emergence, including our ability to finance and implement our carbon storage program;
•our ability to realize the benefits of business strategies and initiatives related to energy transition, including carbon capture and storage projects and other renewable energy efforts;
•global socio-demographic and economic trends and technological innovations;
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
•changes in business strategy;
•changes in our dividend policy and our ability to declare future dividends;
•production-sharing contracts’ effects on production and unit operating costs;
•our ability to successfully gather and verify data regarding our environmental impacts and initiatives;
•the compliance of various third parties with our policies and procedures and legal requirements as well as contracts we enter into in connection with our climate-related initiatives;
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
•climate-related conditions and weather events
•disruptions due to accidents, mechanical failures, power outages, transportation or storage constraints, natural disasters, labor difficulties, cyber-attacks or other catastrophic events;
•pandemics, epidemics, outbreaks, or other public health events, such as the COVID-19;
•other factors discussed in Item 1A, Risk Factors in our Annual Report on Form 10-K available at www.crc.com.

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

This report may also contain information from third party sources. This data may involve a number of assumptions and limitations, and we have not independently verified them and do not warrant the accuracy or completeness of such third-party information.

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2021, there were no material changes to market risks from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2020 Annual Report, except as discussed below.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. To mitigate some of the risk inherent in the downward movement in oil prices, we may enter into various derivative instruments to hedge commodity price risk. The primary market risk relating to our derivative contracts relates to fluctuations in market prices as compared to the fixed contract price for a notional amount of our production. As of September 30, 2021, we had net liabilities of $418 million for our derivative commodity positions which are carried at fair value, using industry-standard models with various inputs, including the forward curve for the relevant price index. For more information on our derivative positions as of September 30, 2021, refer to Part I, Item 1 – Financial Statements, Note 9 Derivatives.

Interest-Rate Risk

In March 2018, we entered into derivative contracts that limit our interest-rate exposure with respect to a notional amount of $1.3 billion of variable-rate indebtedness. The interest-rate contracts reset monthly and require the counterparties to pay any excess interest owed on such amount in the event the one-month LIBOR exceeds 2.75% for any monthly period prior to May 4, 2021. The contracts expired on May 4, 2021. We did not report any gains or losses on these contracts for the nine months ended September 30, 2021 or September 30, 2020. No settlement payments were received in either 2021 or 2020.

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

As of September 30, 2021, the majority of the credit exposures related to our business was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at September 30, 2021 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Item 4 Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2020 Annual Report. There were no material changes to those risk factors during the nine months ended September 30, 2021.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors authorized a Share Repurchase Program to acquire up to $250 million of our common stock through June 30, 2022. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend, or discontinue authorization of the program at any time. Shares repurchased are held as treasury stock.

Our share repurchase activity for the three months ended September 30, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2021 - August 31, 2021	710,270	$29.90	710,270	—
September 1, 2021 - September 30, 2021	441,326	$39.08	441,326	—
Total	1,151,596		1,151,596	$—
(a)The dollar value of shares that may yet be purchased under the Share Repurchase Program totaled $166 million as of September 30, 2021.

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

CALIFORNIA RESOURCES CORPORATION

DATE:	November 12, 2021	/s/ Noelle M. Repetti
Noelle M. Repetti
Vice President and Controller
(Principal Accounting Officer)