Form 10-Q
period 2022-03-31
California Resources Corp
filed 2022-05-05
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-36478
California Resources Corporation
(Exact name of registrant as specified in its charter)

Delaware	46-5670947
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 World Trade Center, Suite 1500
Long Beach, California 90831
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
The number of shares of common stock outstanding as of March 31, 2022 was 77,630,810.

California Resources Corporation and Subsidiaries

GLOSSARY AND SELECTED ABBREVIATIONS

The following are abbreviations and definitions of certain terms used within this Form 10-Q:

•ABR - Alternate base rate.
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
•FEED - Front-end engineering design.
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
•NYMEX - The New York Mercantile Exchange.
•OPEC - Organization of the Petroleum Exporting Countries.
•OPEC+ - OPEC and together with Russia and other allied producing countries
•PHMS - Pipeline and Hazardous Materials Safety Administration.
•Proved developed reserves - Proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
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
•WTI - West Texas Intermediate.

PART I    FINANCIAL INFORMATION

Item 1Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2022 and December 31, 2021
(in millions, except share data)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash	$328	$305
Trade receivables	301	245
Inventories	56	60
Assets held for sale	3	22
Other current assets	146	121
Total current assets	834	753
PROPERTY, PLANT AND EQUIPMENT	2,936	2,845
Accumulated depreciation, depletion and amortization	(293)	(246)
Total property, plant and equipment, net	2,643	2,599
DEFERRED TAX ASSET	429	396
OTHER NONCURRENT ASSETS	126	98
TOTAL ASSETS	$4,032	$3,846

CURRENT LIABILITIES
Accounts payable	287	266
Liabilities associated with assets held for sale	2	21
Fair value of derivative contracts	554	270
Accrued liabilities	362	297
Total current liabilities	1,205	854
NONCURRENT LIABILITIES
Long-term debt, net	590	589
Fair value of derivative contracts	200	132
Asset retirement obligations	426	438
Other long-term liabilities	178	145
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (83,389,254 and 83,389,210 shares issued; 77,630,810 and 79,299,222 shares outstanding at March 31, 2022 and December 31, 2021)	1	1
Treasury stock (5,758,444 shares held at cost at March 31, 2022 and 4,089,988 shares held at cost at December 31, 2021)	(219)	(148)
Additional paid-in capital	1,293	1,288
Retained earnings	286	475
Accumulated other comprehensive income	72	72
Total stockholders' equity	1,433	1,688
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,032	$3,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2022 and 2021
(dollars in millions, except per share data)

	Three months ended March 31,
	2022	2021
REVENUES
Oil, natural gas and NGL sales	$628	$432
Net loss from commodity derivatives	(562)	(213)
Sales of purchased natural gas	32	98
Electricity sales	34	33
Other revenue	21	13
Total operating revenues	153	363

OPERATING EXPENSES
Operating costs	182	164
General and administrative expenses	48	48
Depreciation, depletion and amortization	49	52
Asset impairments	—	3
Taxes other than on income	34	40
Exploration expense	1	2
Purchased natural gas expense	21	61
Electricity generation expenses	24	24
Transportation costs	12	12
Accretion expense	11	13
Other operating expenses, net	14	17
Total operating expenses	396	436
Net gain on asset divestitures	54	—
OPERATING LOSS	(189)	(73)

NON-OPERATING (EXPENSES) INCOME
Reorganization items, net	—	(2)
Interest and debt expense, net	(13)	(13)
Net loss on early extinguishment of debt	—	(2)
Other non-operating expenses, net	1	1
LOSS BEFORE INCOME TAXES	(201)	(89)
Income taxes	26	—
NET LOSS	(175)	(89)
Net income attributable to noncontrolling interests	—	(5)
NET LOSS ATTRIBUTABLE TO COMMON STOCK	$(175)	$(94)

Net loss attributable to common stock per share
Basic	$(2.23)	$(1.13)
Diluted	$(2.23)	$(1.13)

Weighted-average common shares outstanding
Basic	78.5	83.3
Diluted	78.5	83.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2022 and 2021
(in millions)

	Three months ended March 31,
	2022	2021
Net loss	$(175)	$(89)
Net income attributable to noncontrolling interests	—	(5)
Comprehensive loss attributable to common stock	$(175)	$(94)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2022 and 2021
(in millions)

	Three months ended March 31, 2022
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2021	$1	$(148)	$1,288	$475	$72	$1,688
Net loss	—	—	—	(175)	—	(175)
Share-based compensation	—	—	5	—	—	5
Repurchases of common stock	—	(71)	—	—	—	(71)
Cash dividends ($0.17 per share)	—	—	—	(14)	—	(14)
Balance, March 31, 2022	$1	$(219)	$1,293	$286	$72	$1,433

	Three months ended March 31, 2021
	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive (Loss) Income	Equity Attributable to Common Stock	Equity Attributable to Noncontrolling Interests	Total Equity
Balance, December 31, 2020	$1	$—	$1,268	$(123)	$(8)	$1,138	$44	$1,182
Net (loss) income	—	—	—	(94)	—	(94)	5	(89)
Distributions paid to a noncontrolling interest holder	—	—	—	—	—	—	(14)	(14)
Share-based compensation	—	—	2	—	—	2	—	2
Balance, March 31, 2021	$1	$—	$1,270	$(217)	$(8)	$1,046	$35	$1,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2022 and 2021
(in millions)

	Three months ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(175)	$(89)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	49	52
Deferred income tax benefit	(33)	—
Asset impairments	—	3
Net loss from commodity derivatives	562	213
Net payments on settled commodity derivatives	(181)	(39)
Net loss on early extinguishment of debt	—	2
Net gain on asset divestitures	(54)	(2)
Other non-cash charges to income, net	8	7
Changes in operating assets and liabilities, net	(16)	—
Net cash provided by operating activities	160	147

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(99)	(27)
Changes in accrued capital investments	3	5
Proceeds from asset divestitures	60	2
Acquisitions	(17)	—
Net cash used in investing activities	(53)	(20)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	—	16
Repayments of Revolving Credit Facility	—	(115)
Proceeds from Senior Notes	—	600
Debt issuance costs	—	(12)
Repayment of Second Lien Term Loan	—	(200)
Repayment of EHP Notes	—	(300)
Repurchases of common stock	(71)	—
Common stock dividends	(13)	—
Distributions paid to a noncontrolling interest holder	—	(14)
Net cash used in financing activities	(84)	(25)
Increase in cash	23	102
Cash—beginning of period	305	28
Cash—end of period	$328	$130
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2022

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

In the opinion of our management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present our financial position, results of operations, comprehensive income, equity and cash flows for all periods presented. We have eliminated all significant intercompany transactions and accounts. We account for our share of oil and natural gas producing activities, in which we have a direct working interest, by reporting our proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on our condensed consolidated financial statements.

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

The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting policies and make informed estimates and judgments regarding certain types of financial statement balances and disclosures. Actual results could differ. Management believes that these estimates and judgments provide a reasonable basis for the fair presentation of our condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).

The carrying amounts of cash and on-balance sheet financial instruments, other than debt, approximate fair value. Refer to Note 6 Debt for the fair value of our debt.

NOTE 2    ACCOUNTING AND DISCLOSURE CHANGES

In February 2022, we amended our Revolving Credit Facility to replace the benchmark rate from the London Interbank Offered Rate to the secured overnight financing rate (SOFR). As a result of this amendment, we can elect to borrow at either an adjusted SOFR rate or an alternate base rate (ABR), subject to a 1% floor and 2% floor, respectively, plus an applicable margin. The ABR is equal to the highest of (i) the federal funds effective rate plus 0.50%, (ii) the administrative agent prime rate and (iii) the one-month SOFR rate plus 1%. The applicable margin is adjusted based on the borrowing base utilization percentage and will vary from (i) in the case of SOFR loans, 3% to 4% and (ii) in the case of ABR loans, 2% to 3%. The unused portion of the facility is subject to a commitment fee of 0.50% per annum. We also pay customary fees and expenses. Interest on ABR loans is payable quarterly in arrears. Interest on SOFR loans is payable at the end of each SOFR period, but not less than quarterly.

ASC Topic 848, Reference Rate Reform contains guidance for applying U.S. GAAP to contracts, hedging relationships and other transactions that are impacted by reference rate reform. Under this guidance, we elected to account for this debt amendment as a modification of the original instrument. The debt modification did not have a material impact to our condensed consolidated financial statements.

NOTE 3    OTHER BALANCE SHEET INFORMATION

Other current assets — Other current assets includes the following:

	March 31,	December 31,
	2022	2021
	(in millions)
Amounts due from joint interest partners	$62	$47
Fair value of derivative contracts	9	6
Prepaid expenses	18	16
Greenhouse gas allowances	38	31
Margin deposits	12	12
Other	7	9
Other current assets	$146	$121

Other noncurrent assets - Other noncurrent assets includes the following:

	March 31,	December 31,
	2022	2021
	(in millions)
Operating lease right-of-use assets	$41	$43
Deferred financing costs - Revolving Credit Facility	9	11
Emission reduction credits	11	11
Prepaid power plant maintenance	23	21
Fair value of derivative contracts	29	1
Deposits and other	13	11
Other noncurrent assets	$126	$98

Accrued liabilities — Accrued liabilities includes the following:

	March 31,	December 31,
	2022	2021
	(in millions)
Accrued employee-related costs	$41	$61
Accrued taxes other than on income	30	30
Asset retirement obligations	48	51
Accrued interest	9	19
Lease liability	10	11
Premiums due on derivative contracts	69	57
Liability for settlement payments on derivative contracts	85	25
Amounts due under production-sharing contracts	33	14
Other	37	29
Accrued liabilities	$362	$297

Other long-term liabilities — Other long-term liabilities includes the following:

	March 31,	December 31,
	2022	2021
	(in millions)
Compensation-related liabilities	$31	$38
Postretirement and pension benefit plans	57	59
Lease liability	35	37
Premiums due on derivative contracts	49	5
Other	6	6
Other long-term liabilities	$178	$145

NOTE 4    SUPPLEMENTAL CASH FLOW INFORMATION

We did not make U.S. federal and state income tax payments during the three months ended March 31, 2022 and 2021. Interest paid, net of capitalized amounts, totaled $22 million and $2 million for the three months ended March 31, 2022 and 2021, respectively.

Non-cash financing activities in the three months ended March 31, 2022 included $1 million of dividends accrued for stock-based compensation awards. No dividends were accrued for the three months ended March 31, 2021.

NOTE 5    INVENTORIES

Materials and supplies, which primarily consist of well equipment and tubular goods used in our oil and natural gas operations, are valued at weighted-average cost and are reviewed periodically for obsolescence. Finished goods include produced oil and NGLs in storage, which are valued at the lower of cost or net realizable value. Inventories, by category, are as follows:

	March 31,	December 31,
	2022	2021
	(in millions)
Materials and supplies	$54	$54
Finished goods	2	6
Inventories	$56	$60

NOTE 6     DEBT

As of March 31, 2022 and December 31, 2021, our long-term debt consisted of the following:

	March 31,	December 31,
	2022	2021	Interest Rate	Maturity
	(in millions)
Revolving Credit Facility	$—	$—	SOFR plus 3%-4% ABR plus 2%-3%	April 29, 2024
Senior Notes	600	600	7.125%	February 1, 2026
Principal amount	$600	$600
Unamortized debt issuance costs	(10)	(11)
Long-term debt, net	$590	$589

Revolving Credit Facility

On October 27, 2020, we entered into a Credit Agreement with Citibank, N.A., as administrative agent, and certain other lenders. This credit agreement currently consists of a senior revolving loan facility (Revolving Credit Facility) with an aggregate commitment of $552 million, which we are permitted to increase if we obtain additional commitments from new or existing lenders. This amount includes $60 million of additional commitments from new lenders that we obtained in February 2022. Our Revolving Credit Facility also includes a sub-limit of $200 million for the issuance of letters of credit. Letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters.

The borrowing base is redetermined semi-annually and was reaffirmed at $1.2 billion on April 29, 2022. The borrowing base takes into account the estimated value of our proved reserves, total indebtedness and other relevant factors consistent with customary reserves-based lending criteria. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of the commitment described above.

As of March 31, 2022, our availability under our Revolving Credit Facility was as follows:

March 31,
2022
(in millions)
Borrowing capacity	$552
Outstanding letters of credit	(136)
Availability	$416

At March 31, 2022, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility and Senior Notes. See Note 15 Subsequent Events for more information on an amendment to our Revolving Credit Facility.

Fair Value

The estimated fair value of our fixed-rate debt at March 31, 2022 and December 31, 2021 was approximately $625 million and $623 million, respectively. We estimate fair value based on prices known from market transactions (Level 1).

NOTE 7    DIVESTITURES AND ACQUISITIONS

Divestitures

Ventura Basin Transactions

During the three months ended March 31, 2022, we recorded a gain of $6 million related to the sale of certain Ventura basin assets. We expect to divest of our remaining assets in the Ventura basin during the second half of 2022 pending final approval from the State Lands Commission. These remaining assets, consisting of property, plant and equipment and the associated asset retirement obligations, are classified as held for sale on our condensed consolidated balance sheet as of March 31, 2022.

Lost Hills Transaction

On February 1, 2022, we sold our 50% non-operated working interest in certain horizons within our Lost Hills field, located in the San Joaquin basin, recognizing a gain of $49 million. We retained an option to capture, transport and store 100% of the CO2 from steam generators across the Lost Hills field for future carbon management projects. We also retained 100% of the deep rights and related seismic data.

CRC Plaza

In January 2022, we entered into an agreement to sell our commercial office building located in Bakersfield, California, subject to due diligence and a fit for purpose analysis. The due diligence determined that the cost to convert the building for the buyer's use was not economic and the buyer elected to terminate the agreement in April 2022.

Other

During the three months ended March 31, 2022 and 2021, we sold non-core assets recognizing a $1 million loss and a $2 million gain, respectively.

Acquisitions

During the three months ended March 31, 2022, we acquired properties and land easements for carbon management activities. Total spend for these carbon-related acquisitions was $17 million.

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

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at March 31, 2022 and December 31, 2021 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for accrued decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and was challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and are challenging the order from BSEE.

NOTE 9    DERIVATIVES

We maintain a commodity hedging program primarily focused on crude oil to help protect our cash flows, margins and capital program from the volatility of commodity prices. We did not have any derivative instruments designated as accounting hedges as of and for the three months ended March 31, 2022 and 2021. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as accounting hedges.

Currently, we may not hedge more than 85% of reasonably anticipated total forecasted production of crude oil, natural gas and NGLs from our oil and gas properties for a 48-month period, except that we may purchase puts and floors up to 100% of such production. The percentage of our crude oil production hedged is calculated exclusive of offsetting positions on our derivative contracts. See Note 15 Subsequent Events for more information on an amendment to our Revolving Credit Facility and our hedging requirements.

Summary of open derivative contracts — We held the following Brent-based crude oil contracts as of March 31, 2022:

	Q2 2022	Q3 2022	Q4 2022	1H 2023	2H 2023	2024
Sold Calls
Barrels per day	35,343	34,380	25,167	18,078	11,555	—
Weighted-average price per barrel	$60.63	$60.76	$57.82	$58.63	$57.06	$—

Swaps
Barrels per day	10,669	10,476	17,263	11,806	16,552	1,492
Weighted-average price per barrel	$54.12	$53.97	$58.79	$58.04	$62.95	$79.06

Net Purchased Puts(a)
Barrels per day	35,343	34,380	25,167	18,078	11,555	1,724
Weighted-average price per barrel	$65.42	$65.02	$64.47	$76.25	$76.25	$75.00

Sold Puts
Barrels per day	—	4,000	1,348	—	—	—
Weighted-average price per barrel	$—	$32.00	$32.00	$—	$—	$—
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

We use combinations of these positions to meet the requirements of our Revolving Credit Facility and to increase the efficacy of our hedging program. The majority of our derivative positions were entered into subsequent to our emergence from bankruptcy to comply with the hedging requirements of our Revolving Credit Facility.

Fair value of derivatives — The following tables present the fair values on a recurring basis (at gross and net) of our outstanding commodity derivatives as of March 31, 2022 and December 31, 2021:

March 31, 2022
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
Assets	(in millions)
Other current assets	$31	$(22)	$9
Other noncurrent assets	55	(26)	29

Liabilities
Current - Fair value of derivative contracts	(576)	22	(554)
Noncurrent - Fair value of derivative contracts	(226)	26	(200)
	$(716)	$—	$(716)

December 31, 2021
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
Assets	(in millions)
Other current assets	$33	$(27)	$6
Other noncurrent assets	12	(11)	1

Liabilities
Current - Fair value of derivative contracts	(297)	27	(270)
Noncurrent - Fair value of derivative contracts	(143)	11	(132)
	$(395)	$—	$(395)

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented. We recognized fair value changes on derivative instruments each reporting period in net loss from commodity derivatives on our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021. The changes in fair value result from the relationship between our existing positions, volatility, time to expiration, contract prices and the associated forward curves.

NOTE 10    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three months ended March 31, 2022 and March 31, 2021. Our restricted stock unit (RSU) and performance stock unit (PSU) awards are not considered participating securities since the dividend rights on unvested shares are forfeitable.

For basic EPS, the weighted-average number of common shares outstanding excludes shares underlying our equity-settled awards and warrants. For diluted EPS, the basic shares outstanding are adjusted by adding potential common shares, if dilutive.

The following table presents the calculation of basic and diluted EPS, for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net loss	$(175)	$(89)
Less: net income attributable to noncontrolling interests	—	(5)
Net loss attributable to common stock	$(175)	$(94)

Denominator for Basic EPS
Weighted-average shares	78.5	83.3

Denominator for Diluted EPS
Weighted-average shares	78.5	83.3

EPS
Basic	$(2.23)	$(1.13)
Diluted	$(2.23)	$(1.13)

The following table presents potentially dilutive weighted-average common shares which were excluded from the denominator for diluted EPS:

	Three months ended March 31,
	2022	2021
	(in millions)
Shares issuable upon exercise of warrants	4.3	4.4
Shares issuable upon settlement of RSUs	1.1	0.6
Shares issuable upon settlement of PSUs	1.0	0.4
Total antidilutive shares	6.4	5.4

NOTE 11    PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Three months ended March 31,
	2022		2021
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit
	(in millions)		(in millions)
Service cost - benefits earned during the period	$—	$1	$—	$1
Interest cost on projected benefit obligation	—	—	—	1
Amortization of prior service cost credit	—	(1)	—	—
Net periodic benefit costs	$—	$—	$—	$2

We contributed approximately $1 million to our defined benefit plans during the three months ended March 31, 2022. We expect to satisfy minimum funding requirements with contributions of approximately $1 million to our defined benefit pension plans during the remainder of 2022.

We did not make significant contributions to our defined benefit plans for the three months ended March 31, 2021.

NOTE 12    INCOME TAXES

The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate of 13% for the three months ended March 31, 2022 primarily relates to state taxes and an increase in a valuation allowance for capital losses, the deductibility of which is limited to future capital gains, resulting from our Lost Hills divestiture. The difference between the U.S. federal statutory tax rate of 21% and our effective tax rate of zero for the three months ended March 31, 2021, primarily includes state taxes and changes to maintain a full valuation allowance against our net deferred tax assets given our anticipated future earnings trends at that time. Realization of our deferred tax assets is subjective and remains dependent on a number of factors including our ability to generate sufficient taxable income, including capital gains, in future periods.

NOTE 13    EQUITY

Share Repurchase Program

In 2021, our Board of Directors authorized a Share Repurchase Program to acquire up to $350 million of our common stock through December 31, 2022. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend, or discontinue authorization of the program at any time. See Note 15 Subsequent Events for additional information on an increase in our Share Repurchase Program and an extension of the term.

For the three months ended March 31, 2022, we repurchased 1,668,456 shares of our common stock at an average price of $42.52 per share for $71 million. For the three months ended March 31, 2021, we did not repurchase any shares of our common stock.

As of March 31, 2022, since inception of the Share Repurchase Program we have repurchased an aggregate 5,758,444 shares of our common stock, at an average price of $37.95 per share for $219 million. Shares repurchased were held as treasury stock as of March 31, 2022.

Dividends

On February 23, 2022, our Board of Directors declared a cash dividend of $0.17 per share of common stock. The dividend was payable to shareholders of record at the close of business on March 7, 2022 and paid on March 16, 2022. This quarterly dividend was made pursuant to a cash dividend policy approved by the Board of Directors in November 2021.

The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. See Note 15 Subsequent Events for more information on future cash dividends.

Warrants

We reserved an aggregate 4,384,182 shares of our common stock for warrants which are exercisable at an initial exercise price of $36 per share for a period of four years beginning on October 27, 2020, the effective date of the joint plan of reorganization for our 2020 restructuring. The Warrant Agreement contains customary anti-dilution adjustments in the event of any stock split, reverse stock split, stock dividend and certain other distributions. The warrant holder may elect, in its sole discretion, to pay cash or to exercise on a cashless basis, pursuant to which the holder will not be required to pay cash for shares of common stock upon exercise of the warrant but will instead receive fewer shares. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 10 Equity in our 2021 Annual Report for a description of our warrants and Note 14 Chapter 11 Proceedings for more information on our joint plan of reorganization.

During the three months ended March 31, 2022, we issued an insignificant number of shares of our common stock in exchange for warrants. As of March 31, 2022, we had outstanding warrants exercisable into 4,295,702 shares of our common stock (subject to adjustments pursuant to the terms of the warrants).

Noncontrolling Interests

Our development joint venture with Benefit Street Partners (BSP JV) contemplated that BSP would contribute funds for the development of our oil and natural gas properties in exchange for preferred interests in the BSP JV. In September 2021, BSP's preferred interest was automatically redeemed in full under the terms of the joint venture agreement. Prior to redemption, BSP's preferred interest was reported in equity on our condensed consolidated balance sheets and BSP’s share of net income (loss) was reported in net income attributable to noncontrolling interests in our condensed consolidated statements of operations.

NOTE 14    REVENUE RECOGNITION

We derive most of our revenue from sales of oil, natural gas and NGLs, with the remaining revenue primarily generated from sales of electricity and marketing activities related to storage and managing excess pipeline capacity.

The following table provides disaggregated revenue for sales of produced oil, natural gas and NGLs to customers:

	Three months ended March 31,
	2022	2021
	(in millions)
Oil	$486	$331
Natural gas	80	47
NGLs	62	54
Oil, natural gas and NGL sales	$628	$432

NOTE 15    SUBSEQUENT EVENTS

Dividends

On May 4, 2022, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividend is payable to shareholders of record at the close of business on June 1, 2022 and is expected to be paid on June 16, 2022.

Employee Stock Purchase Plan

On May 4, 2022, our shareholders approved a new California Resources Corporation Employee Stock Purchase Plan (ESPP). The ESPP will provide our employees with the ability to purchase shares of our common stock at a price equal to 85% of the closing price of a share of our common stock as of the first or last day of each fiscal quarter, whichever amount is less. The maximum number of shares of our common stock which may be issued pursuant to the ESPP is subject to certain annual limits and has a cumulative limit of 1,250,000 shares.

Share Repurchase Program

On May 4, 2022, our Board of Directors increased our Share Repurchase Program by $300 million to an aggregate $650 million and extended the term of the program until June 30, 2023.

Debt

On April 29, 2022, we amended our Revolving Credit Facility by entering into that certain Third Amendment to Credit Agreement (the Third Amendment) among California Resources Corporation in its capacity as borrower under Revolving Credit Facility, Citibank, N.A. in its capacity as administrative agent under the Revolving Credit Facility and each of the lenders party to the Third Amendment to, among other things, modify the minimum hedge requirement and the restricted payment and investment covenants contained in the Revolving Credit Facility.

As a result of this amendment, the rolling hedge requirement as described in Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2021 Annual Report has been modified. As amended, our Revolving Credit Facility requires us to maintain hedges on a minimum amount of crude oil production, determined semi-annually, of no less than (i) in the event that our Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) is greater than 2.0 to 1.0 as of the end of the most recent fiscal quarter test period, 50% of our reasonably anticipated oil production from our proved developed producing reserves for each quarter during the period ending the earlier of (1) the maturity date of the Revolving Credit Facility and (2) 12 months after the delivery of the compliance certificate for the relevant test period and (ii) in the event that our Consolidated Total Net Leverage Ratio is less than or equal to 2.0 to 1.0 but greater than 1.0 to 1.0 as of the end of the most recent fiscal quarter test period, 33% of our reasonably anticipated oil production from our proved developed producing reserves for each quarter during the period ending the earlier of (1) the maturity date of the Revolving Credit Facility and (2) 12 months after the delivery of the compliance certificate for the relevant test period. The foregoing minimum hedge requirements do not apply to the extent that our Consolidated Total Net Leverage Ratio is less than or equal to 1.00 to 1.00 as of the last day of the most recently ended fiscal quarter test period.

Furthermore, the restricted payment and investments covenants were modified to permit unlimited investments and/or restricted payments so long as (i) no Default, Event of Default or Borrowing Base Deficiency shall have occurred and be continuing under the Revolving Credit Facility at the time of such investment or restricted payment, (ii) the undrawn availability under the Revolving Credit Facility is not less than 30.0% at such time and (iii) the Consolidated Total Net Leverage Ratio is less than or equal to 1.50 to 1.00.

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

Through our subsidiary, Carbon TerraVault, we are in the early stages of developing several carbon capture and sequestration projects in California. In May 2022, we applied for permits for an additional 80 MMT of carbon storage, which once approved, will increase our total potential permitted storage to 120 MMT. We are targeting to file additional carbon storage permits, bringing our total permitted storage to 200 MMT, before the end of 2022 to be utilized in our carbon capture and sequestration projects. Separately, we are evaluating the feasibility of a carbon capture system to be located at our Elk Hills power plant (CalCapture). We will be conducting a new front-end engineering design (FEED) study to explore the application of proprietary post-combustion capture and compression of up to 95% of the CO2 emissions from the Elk Hills power plant. We are also pursuing multiple solar projects for supplying the grid (front-of-the-meter solar) and powering our operations (behind-the-meter solar).

While all of these projects are in early stages, we expect that the size and scope of our projects providing these and similar services and capital spent on such projects will continue to grow given our strategy of expansion into these services. For more information about the risks involved in our carbon capture projects, see Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Annual Report).

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its consolidated subsidiaries.

Dividends

On May 4, 2022, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock. The dividend is payable to shareholders of record at the close of business on June 1, 2022 and is expected to be paid on June 16, 2022. This quarterly dividend is made pursuant to a cash dividend policy previously approved by the Board of Directors, which anticipates a total annual dividend of $0.68, payable in quarterly increments of $0.17 per share of common stock. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. The aggregate payment for this dividend will be approximately $13 million.

Share Repurchase Program

In 2021, our Board of Directors authorized a Share Repurchase Program to acquire up to $350 million of our common stock through December 31, 2022. On May 4, 2022, our Board of Directors increased our Share Repurchase Program by $300 million to an aggregate $650 million and extended the term of the program until June 30, 2023. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend, or discontinue authorization of the program at any time.

For the three months ended March 31, 2022, we repurchased 1,668,456 shares of our common stock at an average price of $42.52 per share for $71 million. For the three months ended March 31, 2021, we did not repurchase any shares of our common stock.

As of March 31, 2022, since inception of our Share Repurchase Program we have repurchased an aggregate 5,758,444 shares of our common stock, at an average price of $37.95 per share for $219 million. The total number of common shares repurchased since inception of the Share Repurchase Program through April 29, 2022 were 6,210,479, at an average share price of $38.40 per share for $239 million. Repurchased shares are held as treasury stock on our condensed consolidated balance sheets.

Employee Stock Purchase Program

On May 4, 2022, our shareholders approved a new California Resources Corporation Employee Stock Purchase Plan (ESPP). The ESPP will provide our employees the ability to purchase shares of our common stock at a price equal to 85% of the closing price of a share of our common stock as of the first or last day of each fiscal quarter, whichever amount is less. The maximum number of shares of our common stock which may be issued pursuant to the ESPP is subject to certain annual limits and has a cumulative limit of 1,250,000 shares.

Divestitures and Acquisitions

See Part I, Item 1 – Financial Statements, Note 7 Divestitures and Acquisitions for information on our transactions during the three months ended March 31, 2022 and 2021.

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

In the first quarter of 2022, global oil prices increased as a result of Russia's invasion of Ukraine which caused concerns over supply constraints from boycotts of Russian oil and sanctions imposed on Russia by the United States and other countries.

The following table presents the average daily benchmark prices for oil and natural gas during the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three months ended
	March 31, 2022	December 31, 2021	March 31, 2021
Brent oil ($/Bbl)	$97.38	$79.80	$61.10
WTI oil ($/Bbl)	$94.29	$77.19	$57.84
NYMEX Henry Hub ($/MMBtu) Average Daily Price	$4.19	$5.27	$2.72
NYMEX Henry Hub ($/MMBtu) Average Monthly Settled Price	$4.95	$5.83	$2.69

Production

The following table sets forth our average net production of oil, natural gas liquids (NGLs) and natural gas per day in each of the four California oil and natural gas basins in which we operate for the periods presented. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 3 Divestitures and Acquisitions in our 2021 Annual Report for information regarding the divestiture of our Ventura basin operations.

	Three months ended
	March 31, 2022	December 31, 2021	March 31, 2021
Oil (MBbl/d)
San Joaquin Basin	38	40	38
Los Angeles Basin	18	18	20
Ventura Basin	—	1	2
Total	56	59	60
NGLs (MBbl/d)
San Joaquin Basin	9	12	12
Total	9	12	12
Natural gas (MMcf/d)
San Joaquin Basin	121	131	135
Los Angeles Basin	1	1	1
Ventura Basin	—	2	4
Sacramento Basin	19	19	20
Total	141	153	160

Total Net Production (MBoe/d)	88	97	99

Total daily net production for the three months ended March 31, 2022, compared to the three months ended December 31, 2021 decreased by approximately 9 MBoe/d, or 9%. This decrease includes approximately 5 MBoe/d resulting from planned maintenance at one of our cryogenic gas processing facilities during the first quarter of 2022, which reduced natural gas and NGL production. The divestiture of our remaining 50% working interest in certain zones in the Lost Hills field in February 2022 and the divestiture of our Ventura basin operations beginning in the fourth quarter of 2021 reduced our total net production by approximately 3 MBoe/d for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. Our production also decreased as a result of natural decline, which was partially offset by improved operational results from our developmental drilling. Our production-sharing contracts (PSCs), which are described below, had a similar impact on our net oil production in the three months ended March 31, 2022 compared to the three months ended December 31, 2021.

Total daily net production for the three months ended March 31, 2022, compared to the same period in 2021, decreased by approximately 11 MBoe/d, or 11%. This decrease occurred for the reasons stated in the prior paragraph, but were additionally affected by improved operational results from our developmental drilling program and our acquisition of the working interests in certain joint venture wells held by Macquarie Infrastructure and Real Assets Inc. (MIRA) in the third quarter of 2021. Our PSCs, which are described below, negatively impacted our net oil production in the three months ended March 31, 2022 by approximately 1 MBoe/d, compared to the same period in 2021.

Production-Sharing Contracts (PSCs)

Our share of production and reserves from operations in the Wilmington field in the Los Angeles basin is subject to contractual arrangements similar to production-sharing contracts (PSCs) that are in effect through the economic life of the assets. Under such contracts we are obligated to fund all capital and operating costs. We record a share of production and reserves to recover a portion of such capital and operating costs and an additional share for profit. Our portion of the production represents volumes: (i) to recover our partners’ share of capital and operating costs that we incur on their behalf, (ii) for our share of contractually defined base production and (iii) for our share of remaining production thereafter. We generate returns through our defined share of production from (ii) and (iii) above. These contracts do not transfer any right of ownership to us and reserves reported from these arrangements are based on our economic interest as defined in the contracts. Our share of production and reserves from these contracts decreases when product prices rise and increases when prices decline, assuming comparable capital investment and operating costs. However, our net economic benefit is greater when product prices are higher. These contracts represented approximately 16% of our net production for the three months ended March 31, 2022.

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

The reporting of our PSC-type contracts creates a difference between reported operating costs, which are for the full field, and reported volumes, which are only our net share, inflating the per barrel operating costs. The following table presents operating costs after adjusting for excess costs attributable to PSC-type contracts for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three months ended
	March 31, 2022		December 31, 2021		March 31, 2021
	(in millions)	($ per Boe)	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs	$182	$22.87	$182	$20.45	$164	$18.33
Excess costs attributable to PSC-type contracts	(18)	$(2.30)	(19)	$(2.13)	(14)	$(1.61)
Operating costs, excluding effects of PSC-type contracts(a)	$164	$20.57	$163	$18.32	$150	$16.72
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

The following table reconciles our average net production to our average gross production (which includes production from fields for which we are the operator) for the periods presented:

	Three months ended
	March 31, 2022	December 31, 2021	March 31, 2021
	(MBoe/d)
Total Net Production	88	97	99
Partners' share under PSC contracts	7	7	6
Other working interest and royalty holders' share	9	9	11
Other	1	1	1
Total Gross Production	105	114	117

Prices and Realizations

The following tables set forth the average realized prices and price realizations as a percentage of average Brent, WTI and NYMEX for our products for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021:

	Three months ended
	March 31, 2022		December 31, 2021		March 31, 2021
	Price	Realization	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$97.38		$79.80		$61.10

Realized price without derivative settlements	$96.13	99%	$78.99	99%	$60.81	100%
Effects of derivative settlements	(35.83)		(17.99)		(7.08)
Realized price with derivative settlements	$60.30	62%	$61.00	76%	$53.73	88%

WTI	$94.29		$77.19		$57.84

Realized price without derivative settlements	$96.13	102%	$78.99	102%	$60.81	105%
Realized price with derivative settlements	$60.30	64%	$61.00	79%	$53.73	93%

NGLs ($ per Bbl)
Realized price (% of Brent)	$78.63	81%	$67.61	85%	$48.77	80%
Realized price (% of WTI)	$78.63	83%	$67.61	88%	$48.77	84%

Natural gas
NYMEX Henry Hub ($/MMBtu) Average Daily Price	$4.19		$5.27		$2.72

Realized price without derivative settlements ($/Mcf)	$6.28	150%	$5.94	113%	$3.29	121%
Effects of derivative settlements	—		—		(0.04)
Realized price with derivative settlements ($/Mcf)	$6.28	150%	$5.94	113%	$3.25	119%

NYMEX Henry Hub ($/MMBtu) Average Monthly Settled Price	$4.95		$5.83		$2.69

Realized price without derivative settlements ($/Mcf)	$6.28	127%	$5.94	102%	$3.29	122%
Effects of derivative settlements	—		—		(0.04)
Realized price with derivative settlements ($/Mcf)	$6.28	127%	$5.94	102%	$3.25	121%

Oil — Brent prices increased for the three months ended March 31, 2022 compared to the three months ended December 31, 2021 and March 31, 2021 as the effects of the COVID-19 pandemic have subsided leaving crude oil production and product inventories at historically low levels. As demand has rebounded, producers have generally maintained capital discipline, OPEC+ members have failed to produce at stepped-up quotas, and the conflict between Russia and Ukraine has created a disconnect between buyers and sellers of Russian produced crude oil.

NGLs — California experienced a mild winter for the three months ended March 31, 2022; however, prices for NGLs moved higher as compared to the three months ended December 31, 2021 and March 31, 2021 as demand for oil alternatives increased.

Natural Gas — Our realized price for natural gas increased for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 and March 31, 2021 reflecting a premium resulting from the displacement of natural gas previously purchased from Russia.

Statements of Operations Analysis

Results of Oil and Gas Operations

The following table includes key operating data for our oil and gas operations, excluding certain corporate expenses, on a per Boe basis for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021. Energy operating costs consist of purchases of natural gas used to generate electricity, purchased electricity and internal costs to generate electricity used in our operations. Non-energy operating costs equal total operating costs less energy operating costs and gas processing costs. However, non-energy operating costs include the costs of purchasing natural gas used to generate steam for our steamfloods.

	Three months ended
	March 31, 2022	December 31, 2021	March 31, 2021
	($ per Boe)
Energy operating costs	$6.68	$5.47	$4.70
Gas processing costs	$0.56	$0.41	$0.53
Non-energy operating costs	$15.63	$14.57	$13.10
Operating costs	$22.87	$20.45	$18.33
Field general and administrative expenses(a)	$1.01	$1.12	$0.89
Field depreciation, depletion and amortization(b)	$5.15	$5.28	$5.14
Field taxes other than on income	$2.76	$2.25	$3.46
a.Excludes unallocated general and administrative expenses.
b.Excludes depreciation, depletion and amortization related to our corporate assets, carbon management assets and our Elk Hills power plant.

Total operating costs for the three months ended March 31, 2022 were the same as the three months ended December 31, 2021, but higher on a per Boe basis as a result of lower production volumes. Operating costs increased in the three months ended March 31, 2022 compared to the same period in 2021 primarily as a result of higher natural gas and electricity prices. Lower production volumes in the first quarter of 2022 also contributed to the increase on a per Boe basis.

Total field taxes other than on income for the three months ended March 31, 2022 were higher than the three months ended December 31, 2021 primarily related to production and ad valorem increases and higher on a per Boe basis as a result of lower production volumes in the first quarter of 2022. Total field taxes other than on income were lower in the three months ended March 31, 2022 compared to the same period in 2021 due to a decrease in ad valorem and production taxes, partially offset by higher greenhouse gas taxes due to emission levels as we increased activity and market prices.

Consolidated Results of Operations

Three months ended March 31, 2022 vs. December 31, 2021

The following table presents our operating revenues for the three months ended March 31, 2022 and December 31, 2021:

	Three months ended
	March 31, 2022	December 31, 2021
	(in millions)
Oil, natural gas and NGL sales	$628	$589
Net loss from commodity derivatives	(562)	(73)
Sales of purchased natural gas	32	71
Electricity sales	34	41
Other revenue	21	6
Total operating revenues	$153	$634

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $628 million for the three months ended March 31, 2022, which is an increase of $39 million compared to $589 million for the three months ended December 31, 2021. This increase was due to higher realized prices, which was partially offset by lower production, as reflected in the following table:

	Oil	NGLs	Natural Gas	Total
	(in millions)
Three months ended December 31, 2021	$431	$76	$82	$589
Changes in realized prices	93	12	5	110
Changes in production	(38)	(26)	(7)	(71)
Three months ended March 31, 2022	$486	$62	$80	$628
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

The effect of cash settlements on our commodity derivative contracts is not included in the table above. Payments on commodity derivatives were $181 million for the three months ended March 31, 2022 compared to payments of $99 million for the three months ended December 31, 2021. Including the effect of settlement payments for commodity derivatives, our oil, natural gas and NGL sales decreased by $43 million, or 9% compared to the three months ended December 31, 2021.

Net loss from commodity derivatives — Net loss from commodity derivatives was $562 million for the three months ended March 31, 2022 compared to a net loss of $73 million for the three months ended December 31, 2021. The increase in the net loss primarily resulted from non-cash changes in the fair value of our outstanding commodity derivatives resulted from the positions held at the end of each measurement period as well as the relationship between contract prices and the associated forward curves as shown in the table below:

	Three months ended
	March 31, 2022	December 31, 2021
	(in millions)
Non-cash commodity derivative (loss) gain	$(381)	$26
Net cash payments on settled commodity derivatives	(181)	(99)
Net loss from commodity derivatives	$(562)	$(73)

Sales of purchased natural gas — Sales of purchased natural gas relates to natural gas acquired from third parties and which is subsequently sold in connection with certain of our marketing activities. Sales of purchased natural gas were $32 million for the three months ended March 31, 2022, a decrease of $39 million, or 55% from $71 million during the three months ended December 31, 2021. The decrease was primarily the result of lower volumes sold. Our natural gas sales net of related purchased natural gas expense were $11 million for the three months ended March 31, 2022 compared to $19 million for the three months ended December 31, 2021.

Other revenue — Other revenue increased by $15 million to $21 million for the three months ended March 31, 2022, compared to $6 million for the three months ended December 31, 2021 primarily due to increased sales of purchased NGL volumes which were acquired to meet our delivery commitments while one of our cryogenic gas processing facilities was down for planned maintenance in the first quarter of 2022.

The following table presents our operating and non-operating expenses and income for the three months ended March 31, 2022 and December 31, 2021:

	Three months ended
	March 31, 2022	December 31, 2021
	(in millions)
Operating expenses
Energy operating costs	$53	$48
Gas processing costs	5	4
Non-energy operating costs	124	130
General and administrative expenses	48	53
Depreciation, depletion and amortization	49	53
Taxes other than on income	34	32
Exploration expense	1	1
Purchased natural gas expense	21	52
Electricity generation expenses	24	26
Transportation costs	12	14
Accretion expense	11	11
Other operating expenses, net	14	(2)
Total operating expenses	396	422
Net gain on asset divestitures	54	120
Operating (loss) income	(189)	332

Non-operating (expenses) income
Reorganization items, net	—	(1)
Interest and debt expense, net	(13)	(14)
Other non-operating expenses, net	1	1
(Loss) income before income taxes	(201)	318
Income taxes	26	396
Net (loss) income	$(175)	$714

Energy operating costs — Energy operating costs for the three months ended March 31, 2022 were $53 million, which was an increase of $5 million, or 10% from $48 million for the three months ended December 31, 2021. This increase was primarily a result of higher prices for purchased natural gas, which we used to generate electricity for our operations, and for purchased electricity.

Non-energy operating costs — Non-energy operating costs for the three months ended March 31, 2022 were $124 million, which was a decrease of $6 million or 5% from $130 million for the three months ended December 31, 2021. This decrease was primarily a result of reduced downhole maintenance activity and reduced volumes of purchased natural gas used to generate steam for our steamfloods.

Purchased natural gas expense — Purchased natural gas expense relates to natural gas acquired from third parties in connection with certain of our marketing activities. This expense amounted to $21 million for the three months ended March 31, 2022, which was a decrease of $31 million, or 60% from $52 million for the three months ended December 31, 2021. The decrease was predominantly the result of lower volumes purchased in 2022.

Other operating expenses, net — Other operating expenses, net increased by $16 million to $14 million for the three months ended March 31, 2022, compared to $2 million of income for the three months ended December 31, 2021 primarily due to increased purchased NGL volumes which were acquired to meet our delivery commitments while one of our cryogenic gas processing facilities was down for planned maintenance in the first quarter of 2022.

Net gain on asset divestitures – Net gain on asset divestitures for the three months ended March 31, 2022 was $54 million compared to $120 million for the three months ended December 31, 2021. The net gain on asset divestitures for the three months ended March 31, 2022 primarily relates to the sale of our 50% non-operated working interest in certain horizons within our Lost Hills field. We also recognized a gain on the sale of certain Ventura basin assets. Net gain on asset divestitures for the three months ended December 31, 2021 related to the sale of a majority of our Ventura basin assets. For more information on our asset divestitures, see Part I, Item 1 – Financial Information, Note 7 Divestitures and Acquisitions and Part II, Item 8 – Financial Statements and Supplementary Data, Note 3 Divestitures and Acquisitions in our 2021 Annual Report.

Income taxes – The income tax benefit for the three months ended March 31, 2022 was $26 million, which includes a $31 million income tax provision to recognize a valuation allowance for capital loss carryforwards from our Lost Hills divestiture, compared to $396 million for the three months ended December 31, 2021. The income tax benefit for the three months ended December 31, 2021 resulted from the release of our valuation allowance in the fourth quarter of 2021 primarily based on projections of future taxable income at that time. See Part I, Item 1 – Financial Statements, Note 12 Income Taxes for more information.

Three months ended March 31, 2022 vs. March 31, 2021

The following table presents our operating revenues for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in millions)
Oil, natural gas and NGL sales	$628	$432
Net loss from commodity derivatives	(562)	(213)
Sales of purchased natural gas	32	98
Electricity sales	34	33
Other revenue	21	13
Total operating revenues	$153	$363

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $628 million for the three months ended March 31, 2022, which is an increase of $196 million compared to $432 million for the same period of 2021. This increase was due to higher realized prices, which was partially offset by lower production, as reflected in the following table:

	Oil	NGLs	Natural Gas	Total
	(in millions)
Three months ended March 31, 2021	$331	$54	$47	$432
Changes in realized prices	192	32	43	267
Changes in production	(37)	(24)	(10)	(71)
Three months ended March 31, 2022	$486	$62	$80	$628
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

The effect of cash settlements on our commodity derivative contracts is not included in the table above. Payments on commodity derivatives were $181 million for the three months ended March 31, 2022 compared to payments of $39 million for the same period of 2021. Including the effect of settlement payments for commodity derivatives, our oil, natural gas and NGL sales increased by $54 million or 14% for the three months ended March 31, 2022 compared to the same prior-year period.

Net loss from commodity derivatives — Net loss from commodity derivatives was $562 million for the three months ended March 31, 2022 compared to a net loss of $213 million for the same prior year period. The increase in the net loss primarily resulted from non-cash changes in the fair value of our outstanding commodity derivatives resulted from the positions held at the end of each measurement period as well as the relationship between contract prices and the associated forward curves as shown in the table below:

	Three months ended March 31,
	2022	2021
	(in millions)
Non-cash commodity derivative loss	$(381)	$(174)
Net cash payments on settled commodity derivatives	(181)	(39)
Net loss from commodity derivatives	$(562)	$(213)

Sales of purchased natural gas — Sales of purchased natural gas relates to natural gas acquired from third parties and which is subsequently sold in connection with certain of our marketing activities. Sales of purchased natural gas were $32 million for the three months ended March 31, 2022, a decrease of $66 million, or 67% from $98 million during the same period of 2021. The decrease was predominantly the result of lower volumes and lower prices. Our natural gas sales net of related purchased natural gas expense were $11 million for the three months ended March 31, 2022 compared to $37 million for the same period of 2021.

The following table presents our operating and non-operating expenses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in millions)
Operating expenses
Energy operating costs	$53	$42
Gas processing costs	5	5
Non-energy operating costs	124	117
General and administrative expenses	48	48
Depreciation, depletion and amortization	49	52
Asset impairments	—	3
Taxes other than on income	34	40
Exploration expense	1	2
Purchased natural gas expense	21	61
Electricity generation expenses	24	24
Transportation costs	12	12
Accretion expense	11	13
Other operating expenses, net	14	17
Total operating expenses	396	436
Net gain on asset divestitures	54	—
Operating loss	(189)	(73)

Non-operating (expenses) income
Reorganization items, net	—	(2)
Interest and debt expense, net	(13)	(13)
Net loss on early extinguishment of debt	—	(2)
Other non-operating expenses, net	1	1
Loss before income taxes	(201)	(89)
Income taxes	26	—
Net loss	$(175)	$(89)

Energy operating costs — Energy operating costs for the three months ended March 31, 2022 were $53 million, which was an increase of $11 million, or 26% from $42 million for the same period of 2021. This increase was primarily a result of higher prices for purchased natural gas, which we used to generate electricity for our operations, and for purchased electricity.

Non-energy operating costs — Non-energy operating costs for the three months ended March 31, 2022 were $124 million, which was an increase of $7 million, or 6% from $117 million for the same period of 2021. This increase was primarily a result of higher prices for purchased natural gas, which we use to generate steam for our steamfloods.

Purchased natural gas expense — Purchased natural gas expense relates to natural gas acquired from third parties in connection with certain of our marketing activities. This expense amounted to $21 million for the three months ended March 31, 2022, which was a decrease of $40 million, or 66% from $61 million for the same period in 2021. The decrease was predominantly the result of lower volumes and prices in 2022.

Net gain on asset divestitures – Net gain on asset divestitures for the three months ended March 31, 2022 was $54 million primarily relates to the sale of our 50% non-operated working interest in certain horizons within our Lost Hills field. We also recognized a gain on the sale of certain Ventura basin assets during the three months ended March 31, 2022. For more information on our asset divestitures, see Part I, Item 1 – Financial Information, Note 7 Divestitures and Acquisitions and Part II, Item 8 – Financial Statements and Supplementary Data, Note 3 Divestitures and Acquisitions in our 2021 Annual Report.

Income taxes – The income tax benefit for the three months ended March 31, 2022 was $26 million, which includes a $31 million income tax provision to recognize a valuation allowance for capital loss carryforwards from our Lost Hills divestiture. We did not recognize an income tax benefit in the three months ended March 31, 2021 due to a full valuation allowance against our net deferred tax assets at that time. See Part I, Item 1 – Financial Statements, Note 12 Income Taxes for more information.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, cash on hand and available borrowing capacity under our Revolving Credit Facility which matures in April 2024. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the three months ended March 31, 2022 were for capital investments, dividends and repurchases of our common stock.

The following table summarizes our liquidity:

March 31,
2022
(in millions)
Cash	$328
Revolving Credit Facility:
Borrowing capacity	552
Outstanding letters of credit	(136)
Availability	$416

Liquidity	$744

On April 29, 2022, the borrowing base under our Revolving Credit Facility was reaffirmed at $1.2 billion. Lender commitments under our Revolving Credit Facility increased by $60 million to $552 million in the three months ended March 31, 2022 following the addition of two new lenders to the facility. Our Revolving Credit Facility was amended as of April 29, 2022. See Part I, Item 1 – Financial Statements, Note 15 Subsequent Events for more information regarding this amendment.

At current commodity prices and based upon our planned 2022 capital program described below, we expect to generate operating cash flow to support and invest in our core assets and preserve financial flexibility. We regularly review our financial position and evaluate whether we may (i) increase investments in our drilling program to accelerate value, (ii) return available cash to shareholders through dividends or stock buybacks to the extent permitted under our Revolving Credit Facility and Senior Notes indenture, (iii) advance carbon management activities, or (iv) maintain cash on our balance sheet. We believe we have sufficient sources of liquidity to meet our obligations for the next twelve months.

Derivatives

Significant changes in oil and natural gas prices may have a material impact on our liquidity. Declining commodity prices negatively affect our operating cash flow, and the inverse applies during periods of rising commodity prices. Our hedging strategy seeks to mitigate our exposure to commodity price volatility and ensure our financial strength and liquidity by protecting our cash flows. Prior to May 2022, our Revolving Credit Facility required us to maintain certain levels of hedges regardless of our leverage. We also entered into incremental hedges above and beyond these requirements for some time periods. In some circumstances, these hedges (including hedges entered into by us in 2020 to comply with covenants in our Revolving Credit Facility) may prevent us from realizing the full benefits of price increases. Following our recent amendment to our Revolving Credit Facility in April 2022, we are only required to maintain hedges in the event the ratio of our consolidated total secured debt to consolidated EBITDAX exceeds 1:1. We will continue to evaluate our hedging strategy based on prevailing market prices and conditions.

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the three months ended March 31, 2022. See Part I, Item 1 – Financial Statements, Note 9 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of March 31, 2022 and Part I, Item 1 – Financial Statements, Note 15 Subsequent Events for information for more information on an amendment to the hedging requirements included in our Revolving Credit Facility.

2022 Capital Program

Our capital program will be dynamic in response to oil market volatility while focusing on maintaining our oil production and strong liquidity and maximizing our free cash flow. We entered 2022 with a capital program of $330 million to $375 million and have revised our 2022 capital program to a range of $340 million to $385 million. For our oil and natural gas operations, in response to the continued strong commodity environment, we increased our capital program to add one drilling rig in our Long Beach operations. For our carbon management activities, we decreased our capital program to remove approximately $15 million for purchases of properties, land easements and leases. These amounts will be reported separately from our 2022 capital program in our condensed consolidated financial statements. This level of expected spending is consistent with our strategy of investing up to 50% of our operating cash flow back into our oil and gas operations and targeting investing approximately 25% of our operating cash flow in carbon management projects over the next several years. See a summary of our Business Strategy in Part I, Item 1 & 2 – Business and Properties, in our 2021 Annual Report.

Any curtailment of the development of our properties will lead to a decline in our production and may lower our reserves. A continued decline in our production and reserves would negatively impact our cash flow from operations and the value of our assets.

The amounts in the table below reflect components of our capital investment for the periods indicated, excluding changes in capital investment accruals:

	2022 Full Year Estimate	Three months ended March 31, 2022
	(in millions)
Oil and natural gas operations	$320 - $350	$97
Carbon Management Business	15 - 25	1
Corporate and other	5 - 10	1
Total Capital	$340 - $385	$99

Cash Flow Analysis

Cash flows from operating activities — Our net cash provided by operating activities is sensitive to many variables, including changes in commodity prices. Commodity price movements may also lead to changes in other variables in our business, including adjustments to our capital program.

For the three months ended March 31, 2022, our operating cash flow increased 9%, or $13 million, to $160 million from $147 million in the same prior period of 2021. The increase in operating cash flow for the three months ended March 31, 2022 primarily relates to higher average realized prices (including the effects of settlements on our commodity derivatives) in 2022 compared to the same prior-year period. This increase was partially offset by lower production volumes in 2022 as compared to the same period in 2021.

Cash flows from investing activities — Our net cash used in investing activities increased $33 million from $20 million to $53 million in the three months ended March 31, 2022 compared to the same period in 2021. The increased use of cash for investing activities in 2022 primarily relates to higher capital investment and our acquisition of properties and land easements for carbon management activities. We also received $60 million from our divestitures including our remaining 50% working interest in certain zones of the Lost Hills field and certain assets in the Ventura basin. Investing activities in the same period of 2021 primarily included capital investments.

The table below summarizes net cash used in investing activities for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in millions)
Capital investments	$(99)	$(27)
Changes in accrued capital investments	3	5
Proceeds from divestitures	60	2
Acquisitions	(17)	—
Net cash used in investing activities	$(53)	$(20)

Cash flows from financing activities — Our net cash used in financing activities was $84 million for the three months ended March 31, 2022 compared to net cash used in financing activities of $25 million for the same period of 2021. Financing activities for the three months ended March 31, 2022 included repurchases of common stock under our Share Repurchase Program and a dividend payment. Financing cash outflows for the three months ended March 31, 2021 included payments to a noncontrolling interest holder and net repayments of our long-term debt outstanding at that time.

The table below summarizes net cash used by financing activities for the three and three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in millions)
Debt transactions, net	$—	$(11)
Distributions paid to a noncontrolling interest holder	—	(14)
Repurchases of common stock	(71)	—
Common stock dividends	(13)	—
Net cash used in financing activities	$(84)	$(25)

Lawsuits, Claims, Commitments and Contingencies

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at March 31, 2022 and December 31, 2021 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

See Part I, Item 1 – Financial Statements, Note 8 Lawsuits, Claims, Commitments and Contingencies for further information.

Critical Accounting Estimates and Significant Accounting and Disclosure Changes

There have been no changes to our critical accounting estimates, which are summarized in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates of our 2021 Annual Report. See Part I, Item 1 – Financial Statements, Note 2 Accounting and Disclosure Changes for a discussion of new accounting standards.

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

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2022, there were no material changes to market risks from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2021 Annual Report.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. These commodity price changes also impact the volume changes under PSCs. We maintain a commodity hedging program primarily focused on crude oil to help protect our cash flows, margins and capital program from the volatility of crude oil prices. The primary market risk relating to our derivative contracts relates to fluctuations in market prices as compared to the fixed contract price for a notional amount of our production. As of March 31, 2022, we had net liabilities of $716 million for our derivative commodity positions which are carried at fair value, using industry-standard models with various inputs, including the forward curve for the relevant price index. For more information on our derivative positions as of March 31, 2022, refer to Part I, Item 1 – Financial Statements, Note 9 Derivatives.

Counterparty Credit Risk

Our credit risk relates primarily to trade receivables and derivative financial instruments. Credit exposure for each customer is monitored for outstanding balances and current activity. Counterparty credit limits have been established based upon the financial health of our counterparties, and these limits are actively monitored. In the event counterparty credit risk is heightened, we may request collateral and accelerate payment dates. Concentration of credit risk is regularly reviewed to ensure that counterparty credit risk is adequately diversified.

As of March 31, 2022, the majority of the credit exposures was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at March 31, 2022 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

Changes in interest rate may affect the amount of interest we pay on our long-term debt. We had no variable-rate debt outstanding as of March 31, 2022. Our Senior Notes bear interest at a fixed rate of 7.125% per annum.

Item 4 Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1Legal Proceedings

For additional information regarding legal proceedings, see Item 1 – Financial Statements, Note 8 Lawsuits, Claims, Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q, Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Lawsuits, Claims, Commitments and Contingencies in this Form 10-Q, and Part I, Item 3, Legal Proceedings in our 2021 Annual Report.

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2021 Annual Report. There were no material changes to those risk factors during the three months ended March 31, 2022.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

In 2021, our Board of Directors authorized a Share Repurchase Program. On May 4, 2022, our Board of Directors increased our Share Repurchase Program by $300 million to an aggregate $650 million and extended the term of the program until June 30, 2023. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend, or discontinue authorization of the program at any time. Shares repurchased are held as treasury stock.

Our share repurchase activity for the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
January 1, 2022 - January 31, 2022	554,882	$42.80	554,882	$—
February 1, 2022 - February 28, 2022	578,218	$41.53	578,218	—
March 1, 2022 - March 31, 2022	535,356	$43.30	535,356	—
Total	1,668,456	$42.52	1,668,456	$—
(a)The dollar value of shares that may yet be purchased under the Share Repurchase Program totaled $131 million as of March 31, 2022. After giving effect to the increase of the Share Repurchase Program discussed above, the dollar value of shares that may yet be purchased under the Share Repurchase Program totaled $431 million as of March 31, 2022.

Item 5     Other Disclosures

In April 2022, we amended our Revolving Credit Facility. For a discuss of the amendment, see Part I, Item 1 – Financial Statements, Note 15 Subsequent Events, and the full text of the amendment is attached as an exhibit hereto.

Item 6 Exhibits

3.1
Amended and Restated Certificate of Incorporation of California Resources Corporation (filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A filed October 27, 2020 and incorporated herein by reference).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of California Resources Corporation.

3.3
Amended and Restated Bylaws of California Resources Corporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A filed October 27, 2020 and incorporated herein by reference).

10.1
Second Amendment to Credit Agreement, dated February 11, 2022, by and among California Resources Corporation, as the Borrower, the credit parties party thereto, the several lenders from time to time parties thereto and Citibank, N.A. as administrative agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 16, 2022 and incorporated herein by reference).

10.2*
Third Amendment to the Credit Agreement, dated April 29, 2022, by and among California Resources Corporation, as the Borrower, the credit parties party thereto, the several lenders from time to time parties thereto and Citibank, N.A. as administrative agent.

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

CALIFORNIA RESOURCES CORPORATION

DATE:	May 5, 2022	/s/ Noelle M. Repetti
Noelle M. Repetti
Senior Vice President and Controller
(Principal Accounting Officer)