Form 10-Q
period 2023-06-30
California Resources Corp
filed 2023-08-01
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
OR
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
The number of shares of common stock outstanding as of June 30, 2023 was 68,962,220.

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
•WTI - West Texas Intermediate.

PART I    FINANCIAL INFORMATION

Item 1Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2023 and December 31, 2022
(in millions, except share data)

	June 30,	December 31,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$448	$307
Trade receivables	183	326
Inventories	69	60
Assets held for sale	13	5
Receivable from affiliate	29	33
Other current assets, net	125	133
Total current assets	867	864
PROPERTY, PLANT AND EQUIPMENT	3,303	3,228
Accumulated depreciation, depletion and amortization	(558)	(442)
Total property, plant and equipment, net	2,745	2,786
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	14	13
DEFERRED TAX ASSET	108	164
OTHER NONCURRENT ASSETS	166	140
TOTAL ASSETS	$3,900	$3,967

CURRENT LIABILITIES
Accounts payable	206	345
Liabilities associated with assets held for sale	5	5
Fair value of commodity derivative contracts	72	246
Accrued liabilities	299	298
Total current liabilities	582	894
NONCURRENT LIABILITIES
Long-term debt, net	593	592
Asset retirement obligations	411	432
Other long-term liabilities	204	185
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (83,460,990 and 83,406,002 shares issued; 68,962,220 and 71,949,742 shares outstanding at June 30, 2023 and December 31, 2022)	1	1
Treasury stock (14,498,770 shares held at cost at June 30, 2023 and 11,456,260 shares held at cost at December 31, 2022)	(584)	(461)
Additional paid-in capital	1,317	1,305
Retained earnings	1,295	938
Accumulated other comprehensive income	81	81
Total stockholders' equity	2,110	1,864
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,900	$3,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2023 and 2022
(dollars in millions, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
REVENUES
Oil, natural gas and NGL sales	$447	$718	$1,162	$1,346
Net gain (loss) from commodity derivatives	31	(100)	73	(662)
Sales of purchased natural gas	72	75	256	107
Electricity sales	34	49	102	83
Other revenue	7	5	22	26
Total operating revenues	591	747	1,615	900

OPERATING EXPENSES
Operating costs	186	190	440	372
General and administrative expenses	71	56	136	104
Depreciation, depletion and amortization	56	50	114	99
Asset impairment	—	2	3	2
Taxes other than on income	42	42	84	76
Exploration expense	1	1	2	2
Purchased natural gas expense	27	67	151	88
Electricity generation expenses	13	33	62	57
Transportation costs	16	12	33	24
Accretion expense	11	11	23	22
Other operating expenses, net	21	9	34	23
Total operating expenses	444	473	1,082	869
Net gain on asset divestitures	—	4	7	58
OPERATING INCOME	147	278	540	89

NON-OPERATING (EXPENSES) INCOME
Interest and debt expense	(14)	(13)	(28)	(26)
Loss from investment in unconsolidated subsidiary	(1)	—	(3)	—
Other non-operating income	3	1	2	2
INCOME BEFORE INCOME TAXES	135	266	511	65
Income tax provision	(38)	(76)	(113)	(50)
NET INCOME	$97	$190	$398	$15

Net income per share
Basic	$1.39	$2.48	$5.65	$0.19
Diluted	$1.35	$2.41	$5.47	$0.19

Weighted-average common shares outstanding
Basic	69.7	76.7	70.5	77.6
Diluted	71.9	78.8	72.7	79.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the three and six months ended June 30, 2023
(in millions)

	Three months ended June 30, 2023
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, March 31, 2023	$1	$(520)	$1,311	$1,219	$81	$2,092
Net income	—	—	—	97	—	97
Share-based compensation	—	—	7	—	—	7
Repurchases of common stock	—	(64)	—	—	—	(64)
Cash dividend ($0.2825 per share)	—	—	—	(21)	—	(21)
Shares cancelled for taxes	—	—	(1)	—	—	(1)
Balance, June 30, 2023	$1	$(584)	$1,317	$1,295	$81	$2,110

	Six months ended June 30, 2023
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$1	$(461)	$1,305	$938	$81	$1,864
Net income	—	—	—	398	—	398
Share-based compensation	—	—	14	—	—	14
Repurchases of common stock	—	(123)	—	—	—	(123)
Cash dividend ($0.2825 per share)	—	—	—	(41)	—	(41)
Shares cancelled for taxes			(2)	—	—	(2)
Balance, June 30, 2023	$1	$(584)	$1,317	$1,295	$81	$2,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the three and six months ended June 30, 2022
(in millions)

	Three months ended June 30, 2022
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, March 31, 2022	$1	$(219)	$1,293	$286	$72	$1,433
Net income	—	—	—	190	—	190
Share-based compensation	—	—	3	—	—	3
Repurchases of common stock	—	(96)	—	—	—	(96)
Cash dividend ($0.17 per share)	—	—	—	(13)	—	(13)
Balance, June 30, 2022	$1	$(315)	$1,296	$463	$72	$1,517

	Six months ended June 30, 2022
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2021	$1	$(148)	$1,288	$475	$72	$1,688
Net income	—	—	—	15	—	15
Share-based compensation	—	—	8	—	—	8
Repurchases of common stock	—	(167)	—	—	—	(167)
Cash dividend ($0.17 per share)	—	—	—	(27)	—	(27)
Balance, June 30, 2022	$1	$(315)	$1,296	$463	$72	$1,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2023 and 2022
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$97	$190	$398	$15
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	56	50	114	99
Deferred income tax provision	9	62	56	29
Asset impairment	—	2	3	2
Net (gain) loss from commodity derivatives	(31)	100	(73)	662
Net payments on settled commodity derivatives	(63)	(241)	(128)	(422)
Net gain on asset divestitures	—	(4)	(7)	(58)
Other non-cash charges to income, net	30	19	51	27
Changes in operating assets and liabilities, net	10	3	4	(13)
Net cash provided by operating activities	108	181	418	341

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(39)	(98)	(86)	(197)
Changes in accrued capital investments	(2)	6	(15)	9
Proceeds from asset divestitures, net	—	16	—	76
Acquisitions	(1)	—	(1)	(17)
Other, net	(2)	—	(3)	—
Net cash used in investing activities	(44)	(76)	(105)	(129)

CASH FLOW FROM FINANCING ACTIVITIES
Repurchases of common stock	(64)	(96)	(123)	(167)
Common stock dividends	(20)	(13)	(40)	(26)
Issuance of common stock	—	—	1	—
Debt amendment costs	(8)	—	(8)	—
Shares cancelled for taxes	(1)	—	(2)	—
Net cash used in financing activities	(93)	(109)	(172)	(193)
(Decrease) increase in cash and cash equivalents	(29)	(4)	141	19
Cash and cash equivalents—beginning of period	477	328	307	305
Cash and cash equivalents—end of period	$448	$324	$448	$324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2023

NOTE 1    BASIS OF PRESENTATION

We are an independent energy and carbon management company committed to energy transition. We produce some of the lowest carbon intensity oil in the United States according to a joint report by Ceres and the Clean Air Task Force and we are focused on maximizing the value of our land, minerals and technical resources for decarbonization efforts. We are in the early stages of developing several carbon capture and storage (CCS) projects and other emissions reducing projects in California. Our subsidiary Carbon TerraVault is expected to build, install, operate and maintain CO2 capture equipment, transportation assets and storage facilities in California. In August 2022, Carbon TerraVault entered into a joint venture with BGTF Sierra Aggregator LLC (Brookfield) to pursue certain of these opportunities (Carbon TerraVault JV). See Note 2 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV. Separately, we are evaluating the feasibility of a carbon capture system to be located at our Elk Hills power plant.

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries.

In the opinion of our management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present our financial position, results of operations, comprehensive income, equity and cash flows for all periods presented. We have eliminated all significant intercompany transactions and accounts. We account for our share of oil and natural gas producing activities, in which we have a direct working interest, by reporting our proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on our condensed consolidated financial statements. In applying the equity method of accounting, our investment in an unconsolidated subsidiary (Carbon TerraVault JV HoldCo, LLC) was initially recognized at cost and then adjusted for our proportionate share of income or loss in addition to contributions and distributions.

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

NOTE 2    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY AND RELATED PARTY TRANSACTIONS

In August 2022, our wholly-owned subsidiary Carbon TerraVault I, LLC entered into a joint venture with Brookfield for the further development of a carbon management business in California. We hold a 51% interest in the Carbon TerraVault JV and Brookfield holds a 49% interest. We determined that the Carbon TerraVault JV is a variable interest entity (VIE); however, we share decision-making power with Brookfield on all matters that most significantly impact the economic performance of the joint venture. Therefore, we account for our investment in the Carbon TerraVault JV under the equity method of accounting. Transactions between us and the Carbon TerraVault JV are related party transactions.

Brookfield has committed an initial $500 million to invest in CCS projects that are jointly approved through the Carbon TerraVault JV. As part of the formation of the Carbon TerraVault JV, we contributed rights to inject CO2 into the 26R reservoir in our Elk Hills field for permanent CO2 storage (26R reservoir) and Brookfield committed to make an initial investment of $137 million, payable in three equal installments with the last two installments subject to the achievement of certain milestones. Brookfield contributed the first $46 million installment of their initial investment to the Carbon TerraVault JV in 2022. This amount may, at our sole discretion, be distributed to us or used to satisfy future capital contributions, among other items. During 2022, $12 million was distributed to us (and used to pay transaction costs related to the formation of the joint venture) and $2 million was used to satisfy a capital call. During 2023, we used $4 million to satisfy a capital call. The remaining amount of the initial contribution by Brookfield which is available to us was reported as a receivable from affiliate on our condensed consolidated balance sheet. Because the parties have certain put and call rights (repurchase features) with respect to the 26R reservoir if certain milestones are not met, the initial investment by Brookfield is reflected as a contingent liability included in other long-term liabilities on our condensed consolidated balance sheets.

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

	June 30,	December 31,
	2023	2022
	(in millions)
Investment in unconsolidated subsidiary(a)	$14	$13
Receivable from affiliate(b)	$29	$33
Property, plant and equipment(c)	$2	$—
Other long-term liabilities - Contingent liability (related to Carbon TerraVault JV put and call rights)(d)	$50	$48
(a)Reflects our investment less losses allocated to us of $3 million and $1 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.
(b)At June 30, 2023, the amount of $29 million includes $28 million which may be distributed to us or used to satisfy future capital calls and $1 million related to the MSA and vendor reimbursements. At December 31, 2022, the amount of $33 million includes $32 million which may be distributed to us or used to satisfy future capital calls and $1 million related to the MSA and vendor reimbursements.
(c)This amount includes the reimbursement to us for plugging and abandonment activities at the 26R reservoir.
(d)These amounts were included in other long-term liabilities on our condensed consolidated balance sheet. Our obligation due to repurchase features related to the 26R reservoir includes $4 million and $2 million of accrued interest at June 30, 2023 and December 31, 2022, respectively.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Loss from investment in unconsolidated subsidiary	$1	$—	$3	$—
General and administrative expenses(a)	$2	$—	$3	$—
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

NOTE 3    DEBT

As of June 30, 2023 and December 31, 2022, our long-term debt consisted of the following:

	June 30,	December 31,
	2023	2022	Interest Rate	Maturity
	(in millions)
Revolving Credit Facility	$—	$—	SOFR plus 2.50%-3.50% ABR plus 1.50%-2.50%(a)	July 31, 2027(b)
Senior Notes	600	600	7.125%	February 1, 2026
Principal amount	$600	$600
Unamortized debt issuance costs	(7)	(8)
Long-term debt, net	$593	$592
(a)At our election, borrowings under the amended Revolving Credit Facility may be alternate base rate (ABR) loans or term SOFR loans, plus an applicable margin. ABR loans bear interest at a rate equal to the highest of (i) the federal funds effective rate plus 0.50%, (ii) the administrative agent prime rate and (iii) the one-month SOFR rate plus 1%. Term SOFR loans bear interest at term SOFR, plus an additional 10 basis points per annum credit spread adjustment. The applicable margin is adjusted based on the commitment utilization percentage and will vary from (i) in the case of ABR loans, 1.50% to 2.50% and (ii) in the case of term SOFR loans, 2.50% to 3.50%.
(b)The Revolving Credit Facility is subject to a springing maturity to August 4, 2025 if any of our Senior Notes are outstanding on that date.

On April 26, 2023, we entered into an Amended and Restated Credit Agreement (Revolving Credit Facility) with Citibank, N.A., as administrative agent, and certain other lenders, which amends and restates in its entirety the prior credit agreement dated October 27, 2020. As of June 30, 2023, our Revolving Credit Facility consisted of a senior revolving loan facility with an aggregate commitment of $627 million, which includes a net $25 million increase that occurred during the second quarter of 2023. Our Revolving Credit Facility also included a sub-limit of $250 million for the issuance of letters of credit. As of June 30, 2023, $148 million letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters.

The recent amendments to our Revolving Credit Facility included, among other things:

•extending the maturity date to July 31, 2027;
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

The borrowing base is redetermined semi-annually and was reaffirmed at $1.2 billion on April 26, 2023 as part of our amendment. The borrowing base takes into account the estimated value of our proved reserves, total indebtedness and other relevant factors consistent with customary reserves-based lending criteria. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of the commitment described above.

At June 30, 2023, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility and Senior Notes. For more information on our Senior Notes, see Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2022 Annual Report.

Fair Value

The fair value of our fixed-rate debt at June 30, 2023 and December 31, 2022 was approximately $604 million and $574 million, respectively. We estimate fair value based on known prices from market transactions (using Level 1 inputs on the fair value hierarchy).

NOTE 4    LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at June 30, 2023 and December 31, 2022 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for accrued decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and was challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and are challenging the order from BSEE. Upon execution of a cost sharing agreement with former lessees, we will share in on-going maintenance costs during the pendency of the challenge to the BSEE order.

NOTE 5    DERIVATIVES

We maintain a commodity hedging program primarily focused on crude oil, and to a lesser extent natural gas, to help protect our cash flows from the volatility of commodity prices and to optimize margins for our marketing and trading activities. We did not have any derivative instruments designated as accounting hedges as of and for the three and six months ended June 30, 2023 and 2022. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to implement our hedging strategy.

Summary of open derivative contracts on oil — We held the following Brent-based contracts as of June 30, 2023:

	Q3 2023	Q4 2023	Q1 2024	Q2 2024	2H 2024	2025
Sold Calls
Barrels per day	17,363	5,747	7,750	10,500	10,375	14,811
Weighted-average price per barrel	$57.06	$57.06	$90.00	$90.20	$90.20	$85.83

Swaps
Barrels per day	19,697	27,094	6,000	1,000	1,000	1,687
Weighted-average price per barrel	$70.73	$70.73	$79.06	$77.20	$77.20	$70.32

Net Purchased Puts(a)
Barrels per day	17,363	5,747	14,684	10,500	10,375	14,811
Weighted-average price per barrel	$76.25	$76.25	$69.72	$65.48	$65.48	$60.00
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

Fair value of derivatives — The following tables present the fair values on a recurring basis (at gross and net) of our outstanding commodity derivatives as of June 30, 2023 and December 31, 2022:

June 30, 2023
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
	(in millions)
Other current assets, net(a)	$46	$(9)	$37
Other noncurrent assets	54	(37)	17

Current liabilities(a)	(81)	9	(72)
Noncurrent liabilities	(37)	37	—
	$(18)	$—	$(18)
(a)In addition to our Brent based derivative contracts in the table above, we held swaps as of June 30, 2023 for natural gas to secure a margin for future physical sales of natural gas related to our marketing and trading activities. The fair value of these natural gas hedges was $1 million included in other current assets, net and $2 million included in current liabilities at June 30, 2023.

December 31, 2022
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
	(in millions)
Other current assets, net(a)	$51	$(12)	$39
Other noncurrent assets	7	—	7

Current liabilities(a)	(258)	12	(246)
	$(200)	$—	$(200)
(a)In addition to our Brent based derivative contracts in the table above, we held swaps as of December 31, 2022 for natural gas to secure a margin for future physical sales of natural gas related to our marketing and trading activities. The fair value of these natural gas hedges was $4 million included in current liabilities at December 31, 2022.

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented. We recognized fair value changes on derivative instruments each reporting period in net gain (loss) from commodity derivatives on our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022. The changes in fair value result from the relationship between our existing positions, volatility, time to expiration, contract prices and the associated forward curves.

NOTE 6    INCOME TAXES

The following tables present the components of our total income tax provision and a reconciliation of the U.S. federal statutory rate to our effective tax rate:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Income before income taxes	$135	$266	$511	$65

Current income tax provision	29	14	57	21
Deferred income tax provision	9	62	56	29
Total income tax provision	$38	$76	$113	$50

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
U.S. federal statutory tax rate	21%	21%	21%	21%
State income taxes, net	7	7	7	7
Change in the valuation allowance	—	—	(6)	49
Other	—	1	—	—
Effective tax rate	28%	29%	22%	77%

During the six months ended June 30, 2022, we recognized a valuation allowance of $35 million for a portion of the tax loss on the sale of our Lost Hills assets, the deductibility of which was limited. During the six months ended June 30, 2023, we recognized the benefit of this tax loss by releasing the valuation allowance after we jointly agreed to amend the original tax treatment with the buyer. See Note 7 Divestitures and Acquisitions for more information on our Lost Hills transaction.

Realization of our deferred tax assets is subjective and remains dependent on a number of factors including our ability to generate sufficient taxable income in future periods.

NOTE 7    DIVESTITURES AND ACQUISITIONS

Divestitures

Ventura Basin Transactions

In the three and six months ended June 30, 2022, we recorded a gain of $4 million and $10 million, respectively, related to the sale of certain Ventura basin assets. The closing of the sale of our remaining assets in the Ventura basin is subject to final approval from the State Lands Commission, which we expect to receive in the second half of 2023. These remaining assets, consisting of property, plant and equipment, and associated asset retirement obligations are classified as held for sale on our condensed consolidated balance sheets at June 30, 2023 and December 31, 2022. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 3 Divestitures and Acquisitions in our 2022 Annual Report for additional information on the Ventura basin transactions.

Lost Hills Transaction

During the first quarter of 2022, we sold our 50% non-operated working interest in certain horizons within our Lost Hills field, located in the San Joaquin basin, recognizing a gain of $49 million. We retained an option to capture, transport and store 100% of the CO2 from steam generators across the Lost Hills field for future carbon management projects until January 1, 2026. We also retained 100% of the deep rights and related seismic data.

Other

During the six months ended June 30, 2023, we sold a non-producing asset in exchange for the assumption of liabilities recognizing a $7 million gain. During the six months ended June 30, 2022, we sold non-core assets recognizing an insignificant loss.

Acquisitions

During the six months ended June 30, 2022, we acquired properties for carbon management activities for approximately $17 million. We are evaluating the sale of certain unwanted assets that were part of this acquisition and recognized an impairment of $3 million in the first quarter of 2023. The fair value of these assets, using Level 3 inputs in the fair value hierarchy, declined during the first quarter of 2023 due to market conditions including inflation and rising interest rates. These unwanted assets are classified as held for sale as of June 30, 2023 on our condensed consolidated balance sheet.

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

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share
	(number of shares)	(in millions)	($ per share)
Three months ended June 30, 2022	2,255,445	$96	$42.57
Three months ended June 30, 2023	1,618,746	$64	$39.12

Six months ended June 30, 2022	3,923,901	$167	$42.55
Six months ended June 30, 2023	3,042,510	$123	$40.12

Inception of Program (May 2021) through June 30, 2023	14,498,770	$584	$40.18
Note: The total value of shares purchased includes approximately $1 million in the six months ended June 30, 2023 related to excise taxes on share repurchases, which was effective beginning in 2023. Commissions paid were not significant in all periods presented.

Dividends

On February 23, 2023, our Board of Directors declared a quarterly cash dividend of $0.2825 per share of common stock which amounted to $20 million in the aggregate. The dividend was payable to shareholders of record at the close of business on March 6, 2023 and was paid on March 16, 2023. On April 28, 2023, our Board of Directors declared a quarterly cash dividend of $0.2825 per share of common stock which amounted to $20 million in the aggregate. The dividend was payable to shareholders of record at the close of business on June 1, 2023 and was paid on June 16, 2023.

Future cash dividends, and the establishment of record and payment dates, are subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. See Note 13 Subsequent Event for information on future cash dividends.

Warrants

In October 2020, we reserved an aggregate 4,384,182 shares of our common stock for warrants which are exercisable at $36 per share through October 26, 2024.

As of June 30, 2023, we had outstanding warrants exercisable into 4,295,157 shares of our common stock (subject to adjustments pursuant to the terms of the warrants). During the three and six months ended June 30, 2023 and 2022, we issued an insignificant amount of shares of our common stock in exchange for warrants.

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 11 Stockholders' Equity in our 2022 Annual Report for additional information on the terms of our warrants.

NOTE 9    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three and six months ended June 30, 2023 and 2022. Our restricted stock unit (RSU) and performance stock unit (PSU) awards are not considered participating securities since the dividend rights on unvested shares are forfeitable.

For basic EPS, the weighted-average number of common shares outstanding excludes shares underlying our equity-settled awards and warrants. For diluted EPS, the basic shares outstanding are adjusted by adding potential common shares, if dilutive.

The following table presents the calculation of basic and diluted EPS, for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net income	$97	$190	$398	$15

Denominator for Basic EPS
Weighted-average shares	69.7	76.7	70.5	77.6

Potential Common Shares, if dilutive:
Warrants	0.5	0.7	0.5	0.7
Restricted Stock Units	0.9	0.7	0.9	0.7
Performance Stock Units	0.8	0.7	0.8	0.6

Denominator for Diluted EPS
Weighted-average shares	71.9	78.8	72.7	79.6

EPS
Basic	$1.39	$2.48	$5.65	$0.19
Diluted	$1.35	$2.41	$5.47	$0.19

NOTE 10    SUPPLEMENTAL ACCOUNT BALANCES

Revenues — We derive most of our revenue from sales of oil, natural gas and natural gas liquids (NGLs), with the remaining revenue primarily generated from sales of electricity and marketing activities related to storage and managing excess pipeline capacity.

The following table provides disaggregated revenue for sales of produced oil, natural gas and NGLs to customers:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)
Oil	$362	$547	$752	$1,033
Natural gas	43	94	306	174
NGLs	42	77	104	139
Oil, natural gas and NGL sales	$447	$718	$1,162	$1,346

Inventories — Materials and supplies, which primarily consist of well equipment and tubular goods used in our oil and natural gas operations, are valued at weighted-average cost and are reviewed periodically for obsolescence. Finished goods include produced oil and NGLs in storage, which are valued at the lower of cost or net realizable value. Inventories, by category, are as follows:

	June 30,	December 31,
	2023	2022
	(in millions)
Materials and supplies	$65	$56
Finished goods	4	4
Inventories	$69	$60

Other current assets, net — Other current assets, net include the following:

	June 30,	December 31,
	2023	2022
	(in millions)
Net amounts due from joint interest partners(a)	$32	$39
Fair value of commodity derivative contracts	37	39
Prepaid expenses	21	17
Greenhouse gas allowances	16	—
Natural gas margin deposits	3	16
Income tax receivable	4	10
Other	12	12
Other current assets, net	$125	$133
(a)Included in the June 30, 2023 and December 31, 2022 net amounts due from joint interest partners are allowances of $1 million.

Other noncurrent assets — Other noncurrent assets include the following:

	June 30,	December 31,
	2023	2022
	(in millions)
Operating lease right-of-use assets	$83	$73
Deferred financing costs - Revolving Credit Facility	12	6
Emission reduction credits	11	11
Prepaid power plant maintenance	31	28
Fair value of commodity derivative contracts	17	7
Deposits and other	12	15
Other noncurrent assets	$166	$140

Accrued liabilities — Accrued liabilities include the following:

	June 30,	December 31,
	2023	2022
	(in millions)
Employee-related costs	$65	$49
Taxes other than on income	31	32
Asset retirement obligations	72	59
Interest	19	19
Operating lease liability	16	18
Premiums due on commodity derivative contracts	35	58
Liability for settlement payments on commodity derivative contracts	15	33
Amounts due under production-sharing contracts	7	—
Signal Hill maintenance	11	8
Other	28	22
Accrued liabilities	$299	$298

Other long-term liabilities — Other long-term liabilities includes the following:

	June 30,	December 31,
	2023	2022
	(in millions)
Compensation-related liabilities	$40	$36
Postretirement benefit plan	29	33
Operating lease liability	64	52
Premiums due on commodity derivative contracts	13	8
Contingent liability (related to Carbon TerraVault JV put and call rights)	50	48
Other	8	8
Other long-term liabilities	$204	$185

General and administrative expenses — The table below shows G&A expenses for our exploration and production business (including unallocated corporate overhead and other) separately from our carbon management business. The amounts shown for our carbon management business are net of amounts invoiced under the MSA to the Carbon TerraVault JV. See Note 2 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV.

G&A expenses were $71 million for the three months ended June 30, 2023, which was an increase of $15 million from $56 million for the three months ended June 30, 2022. G&A expenses were $136 million for the six months ended June 30, 2023, which was an increase of $32 million from $104 million for the six months ended June 30, 2022. The increase in G&A expenses for the three and six month periods was primarily attributable to compensation-related expenses, including accelerated vesting for certain departing employees and stock-based compensation awards granted in 2023, and higher spending on information technology infrastructure.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Exploration and production, corporate and other	$68	$52	$130	$99
Carbon management business	3	4	6	5
Total general and administrative expenses	$71	$56	$136	$104

Other operating expenses, net — The table below shows other operating expenses, net for our exploration and production business (including unallocated corporate overhead and other) separately from our carbon management business. Carbon management expenses includes lease cost for carbon sequestration easements, advocacy, and other startup related costs.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Exploration and production, corporate and other	$13	$9	$22	$23
Carbon management business	8	—	12	—
Total other operating expenses, net	$21	$9	$34	$23

NOTE 11    SUPPLEMENTAL CASH FLOW INFORMATION

We paid $51 million of U.S. federal and state income tax payments during the three and six months ended June 30, 2023. We paid $20 million of U.S. federal income tax payments during the three and six months ended June 30, 2022. No state income tax payments were made in the three and six months ended June 30, 2022.

Interest paid, net of capitalized amounts, was insignificant for the three months ended June 30, 2023 and $22 million for the six months ended June 30, 2023. Interest paid, net of capitalized amounts, was insignificant for the three months ended June 30, 2022 and $22 million for the six months ended June 30, 2022.

Non-cash investing activities in the three and six months ended June 30, 2023 included $2 million and $4 million, respectively, related to our share of capital calls by the Carbon TerraVault JV. See Note 2 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV. Non-cash investing activities in the three and six months ended June 30, 2022 included $1 million of additional earn-out consideration related to our Ventura basin asset divestiture.

NOTE 12    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have designated certain of our subsidiaries as Unrestricted Subsidiaries under the indenture governing our Senior Notes (Senior Notes Indenture). Unrestricted Subsidiaries (as defined in the Senior Notes Indenture) are subject to fewer restrictions under the Senior Notes Indenture. We are required under the Senior Notes indenture to present the financial condition and results of operations of CRC and its Restricted Subsidiaries (as defined in the Senior Notes Indenture) separate from the financial condition and results of operations of its Unrestricted Subsidiaries. The following condensed consolidating balance sheets as of June 30, 2023 and December 31, 2022 and the condensed consolidating statements of operations for the three and six months ended June 30, 2023 and 2022, as applicable, reflect the condensed consolidating financial information of our parent company, CRC (Parent), our combined Unrestricted Subsidiaries, our combined Restricted Subsidiaries and the elimination entries necessary to arrive at the information for the Company on a consolidated basis. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets
As of June 30, 2023 and December 31, 2022

	As of June 30, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total current assets	$467	$30	$370	$—	$867
Total property, plant and equipment, net	12	7	2,726	—	2,745
Investments in consolidated subsidiaries	2,736	(9)	1,530	(4,257)	—
Deferred tax asset	108	—	—	—	108
Investment in unconsolidated subsidiary	—	14	—	—	14
Other assets	14	42	110	—	166
TOTAL ASSETS	$3,337	$84	$4,736	$(4,257)	$3,900

Total current liabilities	95	9	478	—	$582
Long-term debt	593	—	—	—	593
Asset retirement obligations	—	—	411	—	411
Other long-term liabilities	77	76	51	—	204
Amounts due to (from) affiliates	462	21	(483)	—	—
Total equity	2,110	(22)	4,279	(4,257)	2,110
TOTAL LIABILITIES AND EQUITY	$3,337	$84	$4,736	$(4,257)	$3,900

	As of December 31, 2022
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total current assets	$329	$33	$502	$—	$864
Total property, plant and equipment, net	13	6	2,767	—	2,786
Investments in consolidated subsidiaries	2,096	—	1,512	(3,608)	—
Deferred tax asset	164	—	—	—	164
Investment in unconsolidated subsidiary	—	13	—	—	13
Other assets	8	33	99	—	140
TOTAL ASSETS	$2,610	$85	$4,880	$(3,608)	$3,967

Total current liabilities	76	7	811	—	$894
Long-term debt	592	—	—	—	592
Asset retirement obligations	—	—	432	—	432
Other long-term liabilities	78	67	40	—	185
Total equity	1,864	11	3,597	(3,608)	1,864
TOTAL LIABILITIES AND EQUITY	$2,610	$85	$4,880	$(3,608)	$3,967

Condensed Consolidating Statement of Operations
For the three and six months ended June 30, 2023 and 2022

	Three months ended June 30, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$5	$—	$586	$—	$591
Total costs and other	62	11	371	—	444
Non-operating (loss) income	(11)	(2)	1	—	(12)
(LOSS) INCOME BEFORE INCOME TAXES	(68)	(13)	216	—	135
Income tax provision	(38)	—	—	—	(38)
NET (LOSS) INCOME	$(106)	$(13)	$216	$—	$97

	Three months ended June 30, 2022
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$—	$—	$747	$—	$747
Total costs and other	43	5	425	—	473
Gain on asset divestitures	—	—	4	—	4
Non-operating (loss) income	(13)	—	1	—	(12)
(LOSS) INCOME BEFORE INCOME TAXES	(56)	(5)	327	—	266
Income tax provision	(76)	—	—	—	(76)
NET (LOSS) INCOME	$(132)	$(5)	$327	$—	$190

	Six months ended June 30, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$9	$—	$1,606	$—	$1,615
Total costs and other	112	19	951	—	1,082
Gain on asset divestitures	—	—	7	—	7
Non-operating (loss) income	(27)	(5)	3	—	(29)
(LOSS) INCOME BEFORE INCOME TAXES	(130)	(24)	665	—	511
Income tax provision	(113)	—	—	—	(113)
NET (LOSS) INCOME	$(243)	$(24)	$665	$—	$398

	Six months ended June 30, 2022
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$—	$—	$900	$—	$900
Total costs and other	81	7	781	—	869
Gain on asset divestitures	—	—	58	—	58
Non-operating (loss) income	(27)	—	3	—	(24)
(LOSS) INCOME BEFORE INCOME TAXES	(108)	(7)	180	—	65
Income tax provision	(50)	—	—	—	(50)
NET (LOSS) INCOME	$(158)	$(7)	$180	$—	$15

NOTE 13    SUBSEQUENT EVENT

On July 28, 2023, our Board of Directors declared a quarterly cash dividend of $0.2825 per share of common stock. The dividend is payable to shareholders of record at the close of business on September 1, 2023 and is expected to be paid on September 15, 2023.

Item 2Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent energy and carbon management company committed to energy transition. We produce some of the lowest carbon intensity oil in the United States according to a joint report by Ceres and the Clean Air Task Force and we are focused on maximizing the value of our land, minerals and technical resources for decarbonization efforts. We are in the early stages of developing several carbon capture and storage (CCS) projects and other emissions reducing projects in California. We intend to pursue some or all of these projects through our Carbon TerraVault JV that we formed with BGTF Sierra Aggregator LLC (Brookfield). While all of these projects are in early stages, we expect that the size and scope of our projects providing these and similar services and capital spent on such projects will continue to grow given our strategy of expansion into carbon management. For more information about the risks involved in our carbon capture projects, see Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report) and for more information on the Carbon TerraVault JV, see Part I, Item 1 – Financial Statements, Note 2 Investment in Unconsolidated Subsidiary and Related Party Transactions.

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its consolidated subsidiaries.

Business Environment and Industry Outlook

Commodity Prices

Our operating results and those of the oil and natural gas industry as a whole are heavily influenced by commodity prices. Oil and natural gas prices and differentials may fluctuate significantly as a result of numerous market-related variables. These and other factors make it impossible to predict realized prices reliably. We may respond to economic conditions by adjusting the amount and allocation of our capital program while continuing to identify efficiencies and cost savings. Volatility in oil prices may materially affect the quantities of oil and natural gas reserves we can economically produce over the longer term.

Global oil prices declined slightly in the three months ended June 30, 2023 compared to the three months ended March 31, 2023 as global demand for oil remained generally flat. The decrease in natural gas index prices during the three months ended June 30, 2023 compared to the three months ended March 31, 2023 occurred as North American natural gas production and storage inventories remained relatively high in the second quarter. Refer to Prices and Realizations below for additional information our realized prices.

The following table presents the average daily benchmark prices for oil and natural gas during the periods presented:

	Three months ended		Six months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Brent oil ($/Bbl)	$78.01	$82.22	$80.12	$104.59
WTI oil ($/Bbl)	$73.78	$76.13	$74.95	$101.35
NYMEX Henry Hub ($/MMBtu) Average Monthly Settled Price	$2.10	$3.42	$2.76	$6.06

Regulatory Updates

CalGEM is California's primary regulator of the oil and natural gas production industry on private and state lands, with additional oversight from the State Lands Commission’s administration of state surface and mineral interests. From time to time we have experienced significant delays with respect to obtaining drilling permits from CalGEM for our operations. A variety of factors outside of our control can lead to such delays. Since December 2022, CalGEM has issued a limited number of permits for new production wells in California, and those permits were issued to other operators. We continue to receive permits from CalGEM for workovers, deepenings, sidetracks and plugging and abandonment operations. For more information, see Part I, Item 1 & 2 – Business and Properties, Regulation of the Industries in Which We Operate in our 2022 Annual Report.

Our operations in the Wilmington Oil Field utilize injection wells to reinject produced water pursuant to waterflooding plans. These operations are subject to regulation by the City of Long Beach and CalGEM. We are currently in discussions with the City of Long Beach and CalGEM with respect to what injection well pressure gradient complies with CalGEM’s regulatory requirements for the protection of underground sources of drinking water, while at the same time mitigating subsidence risks. CalGEM's local office has preliminarily indicated that the injection well pressure gradient should be reduced from the gradient that has been used for several decades. As part of our ongoing discussions, we and the City of Long Beach have provided CalGEM with technical information regarding how the historical injection well pressure gradient complies with CalGEM's requirements, as well as the Clean Water Act, and to inform them of the absence of risk of leakage from the injection zone. CalGEM has proposed a meeting for CRC and the City of Long Beach to present their technical findings in more detail, to occur in or around August 2023. As part of that meeting, and subject to its outcome, CalGEM has also proposed that CRC and the City of Long Beach present a work plan for the reduction of injection pressures over a six-month period to levels acceptable to CalGEM. We are in the process of preparing a response and continue to believe that existing injection pressures address subsidence risks and are protective of underground sources of drinking water. If CalGEM were to ultimately disagree and determine to reduce the injection well pressure gradient, and we were unable to reverse that decision on appeal or other legal challenge, we expect any material reduction in injection well pressure gradient for our operations in the Wilmington Oil Field would result in a decrease in production and reserves from the field. For additional information, see Part I, Item 1 & 2 – Business and Properties, Regulation of the Industries in Which We Operate, Regulation of Exploration and Production Activities and the Risk factor entitled "Our business is highly regulated and government authorities can delay or deny permits and approvals or change requirements governing our operations, including hydraulic fracturing and other well stimulation methods, enhanced production techniques and fluid injection or disposal, that could increase costs, restrict operations and change or delay the implementation of our business plans" in our 2022 Annual Report.

Supply Chain Constraints and Inflation

In 2023, we have experienced relatively flat pricing compared to 2022. Labor costs and national electricity prices have risen which has partially negated the benefits of supply chains opening up in 2023. Further, we have been unable to obtain price reductions from our vendors for certain purchased goods, including OCTG, wellbore tubulars and chemicals. These categories have raw material inputs such as steel and diesel fuel which have experienced intermediate price spikes throughout the first half of 2023 preventing our vendors from offering price reductions for these items.

We have taken measures to limit the effects of inflation by entering into contracts for materials and services with terms of one to three years. For contracts that we anticipate renegotiating in the second half of 2023, we expect moderate price increases for certain purchased goods and services. We also continue to look at ways to improve productivity and performance from our workforce and our vendors.

Production

The following table sets forth our average net production of oil, NGLs and natural gas per day in each of the California oil and natural gas basins in which we operated for the periods presented.

	Three months ended		Six months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Oil (MBbl/d)
San Joaquin Basin	34	35	35	38
Los Angeles Basin	19	20	19	17
Total	53	55	54	55
NGLs (MBbl/d)
San Joaquin Basin	11	11	11	11
Total	11	11	11	11
Natural gas (MMcf/d)
San Joaquin Basin	119	119	119	127
Los Angeles Basin	1	1	1	1
Sacramento Basin	15	16	16	18
Total	135	136	136	146

Total Net Production (MBoe/d)	86	89	88	90

Total daily net production for the three months ended June 30, 2023, compared to the three months ended March 31, 2023 decreased by 3 MBoe/d largely due to natural decline and changes in NGL storage volumes. This decrease was partially offset by increased production from drilling and workover activity. Our production-sharing contracts (PSCs), which are described below, negatively impacted our net oil production by 1 MBoe/d in the three months ended June 30, 2023 compared to the three months ended March 31, 2023.

Total daily net production for the six months ended June 30, 2023, compared to the same prior year period decreased by 2 MBoe/d largely due to natural decline partially offset by increased production from drilling and workover activity. Our PSCs positively impacted our production by 2 MBoe/d in the six months ended June 30, 2023 compared to the same prior year period.

The following table reconciles our average net production to our average gross production (which includes production from the fields we operate and our share of production from fields operated by others) for the periods presented:

	Three months ended		Six months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
	(MBoe/d)
Total Net Production	86	89	88	90
Partners' share under PSC-type contracts	7	6	6	7
Working interest and royalty holders' share	8	7	8	8
Changes in NGL inventory and other	2	1	1	1
Total Gross Production	103	103	103	106

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

	Three months ended
	June 30, 2023		March 31, 2023
	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs	$186	$23.71	$254	$31.61
Excess costs attributable to PSC-type contracts	(17)	$(2.15)	(18)	$(2.23)
Operating costs, excluding effects of PSC-type contracts	$169	$21.56	$236	$29.38

	Six months ended
	June 30, 2023		June 30, 2022
	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs	$440	$27.71	$372	$22.90
Excess costs attributable to PSC-type contracts	(35)	$(2.19)	(40)	$(2.45)
Operating costs, excluding effects of PSC-type contracts	$405	$25.52	$332	$20.45

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

Prices and Realizations

The following tables set forth the average realized prices and price realizations as a percentage of average Brent, WTI and NYMEX indexes for our products for the periods presented:

	Three months ended
	June 30, 2023		March 31, 2023
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$78.01		$82.22

Realized price without derivative settlements	$75.77	97%	$78.68	96%
Derivative settlements	(12.11)		(15.64)
Realized price with derivative settlements	$63.66	82%	$63.04	77%

WTI	$73.78		$76.13

Realized price without derivative settlements	$75.77	103%	$78.68	103%
Realized price with derivative settlements	$63.66	86%	$63.04	83%

NGLs ($ per Bbl)
Realized price (% of Brent)	$42.48	54%	$58.88	72%
Realized price (% of WTI)	$42.48	58%	$58.88	77%

Natural gas
NYMEX Henry Hub ($/MMBtu) - Average Monthly Settled Price	$2.10		$3.42

Realized price without derivative settlements ($/Mcf)	$3.46	165%	$21.56	630%
Derivative settlements	—		—
Realized price with derivative settlements ($/Mcf)	$3.46	165%	$21.56	630%

	Six months ended
	June 30, 2023		June 30, 2022
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$80.12		$104.59

Realized price without derivative settlements	$77.25	96%	$104.07	100%
Derivative settlements	(13.90)		(42.36)
Realized price with derivative settlements	$63.35	79%	$61.71	59%

WTI	$74.95		$101.35

Realized price without derivative settlements	$77.25	103%	$104.07	103%
Realized price with derivative settlements	$63.35	85%	$61.71	61%

NGLs ($ per Bbl)
Realized price (% of Brent)	$50.88	64%	$72.57	69%
Realized price (% of WTI)	$50.88	68%	$72.57	72%

Natural gas
NYMEX Henry Hub ($/MMBtu) - Average Monthly Settled Price	$2.76		$6.06

Realized price without derivative settlements ($/Mcf)	$12.44	451%	$6.58	109%
Derivative settlements	—		(0.07)
Realized price with derivative settlements ($/Mcf)	$12.44	451%	$6.51	107%

Oil — Brent prices decreased slightly for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 as global demand for crude remained generally flat. Oil prices in the six months ended June 30, 2023 were lower than the same prior year period in 2022 as global energy inventories (including crude, refined products and natural gas) stabilized and as Russian crude and refined products continue to reach markets.

NGLs — NGL prices for the three months ended June 30, 2023 decreased compared to the three months ended March 31, 2023 reflecting traditional seasonality in NGL pricing, as well as higher than normal levels of inventory for this time of year. NGL prices for the six months ended June 30, 2023 decreased compared to the same prior year period as prices for competing and complementary products (natural gas, crude oil) have declined. For both periods, California remained a premium market compared to other North American locations.

Natural Gas — Our realized price for natural gas decreased for the three months ended June 30, 2023 compared to the three months ended March 31, 2023 as weather across the West Coast of the United States during the quarter remained moderate and as California storage inventories rebounded from historically low levels. Natural gas prices in the six months ended June 30, 2023 were higher than the same period in 2022 reflecting the unprecedented pricing experienced in California natural gas markets during the first quarter of 2023.

Statements of Operations Analysis

Results of Oil and Gas Operations

The following table includes key operating data for our oil and gas operations, excluding certain corporate expenses, on a per Boe basis for the three months ended June 30, 2023 and March 31, 2023 and the six months ended June 30, 2023 and 2022. Energy operating costs consist of purchased natural gas used to generate electricity for our operations and steam for our steamfloods, purchased electricity and internal costs to generate electricity used in our operations. Gas processing costs include costs associated with compression, maintenance and other activities needed to run our gas processing facilities at Elk Hills. Non-energy operating costs equal total operating costs less energy operating costs and gas processing costs. Purchased natural gas used to generate steam in our steamfloods was reclassified from non-energy operating costs to energy operating costs beginning in the third quarter of 2022. All prior periods have been updated to conform to this presentation.

	Three months ended		Six months ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
	($ per Boe)
Energy operating costs	$7.39	$15.56	$11.52	$9.24
Gas processing costs	$0.64	$0.62	$0.63	$0.55
Non-energy operating costs	$15.68	$15.43	$15.56	$13.11
Operating costs	$23.71	$31.61	$27.71	$22.90
Field general and administrative expenses(a)	$1.40	$1.49	$1.45	$0.92
Field depreciation, depletion and amortization(b)	$6.50	$6.72	$6.61	$5.29
Field taxes other than on income	$3.70	$3.73	$3.72	$3.20
a.Excludes unallocated general and administrative expenses.
b.Excludes depreciation, depletion and amortization related to our corporate assets and our Elk Hills power plant.

Operating costs decreased during the three months ended June 30, 2023 compared to the three months ended March 31, 2023 primarily due to lower energy operating costs as natural gas prices in California markets declined between quarters. Operating costs were higher in the six months ended June 30, 2023 compared to the same prior year period primarily due to increased energy operating costs as natural gas prices in California experienced unprecedented highs during the first quarter of 2023. Lower production volumes also contributed to the increase on a per Boe basis.

Field depreciation, depletion and amortization decreased slightly during the three months ended June 30, 2023 compared to the three months ended March 31, 2023 due to lower production volumes. Field depreciation, depletion and amortization increased during the six months ended June 30, 2023 compared to the same prior year period primarily due to a change in our depreciation, depletion and amortization rates which are periodically adjusted to reflect current reserve estimates. This increase was partially offset by lower production volumes in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Lower production volumes also contributed to the increase on a per Boe basis.

Consolidated Results of Operations

For financial information related to our subsidiaries designated as Unrestricted Subsidiaries under the Senior Notes Indenture, see Part I, Item 1 – Financial Statements, Note 12 Condensed Consolidated Financial Information.

Three months ended June 30, 2023 compared to March 31, 2023

The following table presents our operating revenues for the three months ended June 30, 2023 and March 31, 2023:

	Three months ended
	June 30, 2023	March 31, 2023
	(in millions)
Oil, natural gas and NGL sales	$447	$715
Net gain from commodity derivatives	31	42
Sales of purchased natural gas	72	184
Electricity sales	34	68
Other revenue	7	15
Total operating revenues	$591	$1,024

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $447 million for the three months ended June 30, 2023, which is a decrease of $268 million compared to $715 million for the three months ended March 31, 2023. This decrease was primarily due to lower realized prices for the second quarter of 2023 as shown in the table below.

	Oil	NGLs	Natural Gas	Total
	(in millions)
Three months ended March 31, 2023	$390	$62	$263	$715
Changes in realized prices	(15)	(18)	(221)	(254)
Changes in production	(13)	(2)	1	(14)
Three months ended June 30, 2023	$362	$42	$43	$447
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

The effect of cash settlements on our commodity derivative contracts is not included in the table above. Payments on commodity derivatives were $63 million for the three months ended June 30, 2023 compared to $65 million for the three months ended March 31, 2023. Including the effect of settlement payments for commodity derivatives, our oil, natural gas and NGL sales decreased by $266 million compared to the three months ended March 31, 2023.

Net gain from commodity derivatives — Net gain from commodity derivatives was $31 million for the three months ended June 30, 2023 compared to $42 million for the three months ended March 31, 2023. The change primarily resulted from non-cash changes in the fair value of our outstanding commodity derivatives from the positions held at the end of each measurement period as well as the relationship between contract prices and the associated forward curves:

	Three months ended
	June 30, 2023	March 31, 2023
	(in millions)
Non-cash commodity derivative gain	$94	$107
Net cash payments on settled commodity derivatives	(63)	(65)
Net gain from commodity derivatives	$31	$42

Sales of purchased natural gas — Sales of purchased natural gas relates to natural gas acquired from third parties which is subsequently sold in connection with certain of our marketing activities. Sales of purchased natural gas were $72 million for the three months ended June 30, 2023, a decrease of $112 million from $184 million during the three months ended March 31, 2023. The decrease was primarily the result of lower market prices for natural gas. Our natural gas sales net of related purchased natural gas expense were $45 million for the three months ended June 30, 2023 compared to $60 million for the three months ended March 31, 2023.

Electricity sales — Electricity sales decreased by $34 million to $34 million for the three months ended June 30, 2023 compared to $68 million for the three months ended March 31, 2023 predominately due to higher power prices during the first quarter of 2023.

The following table presents our operating and non-operating expenses and income for the three months ended June 30, 2023 and March 31, 2023:

	Three months ended
	June 30, 2023	March 31, 2023
	(in millions)
Operating expenses
Energy operating costs	$58	$125
Gas processing costs	5	5
Non-energy operating costs	123	124
General and administrative expenses	71	65
Depreciation, depletion and amortization	56	58
Asset impairment	—	3
Taxes other than on income	42	42
Exploration expense	1	1
Purchased natural gas expense	27	124
Electricity generation expenses	13	49
Transportation costs	16	17
Accretion expense	11	12
Other operating expenses, net	21	13
Total operating expenses	444	638
Gain on asset divestitures	—	7
Operating income	147	393

Non-operating (expenses) income
Interest and debt expense	(14)	(14)
Loss from investment in unconsolidated subsidiary	(1)	(2)
Other non-operating (expense) income	3	(1)
Income before income taxes	135	376
Income tax provision	(38)	(75)
Net income	$97	$301

Energy operating costs — Energy operating costs for the three months ended June 30, 2023 were $58 million, which was a decrease of $67 million from $125 million for the three months ended March 31, 2023. This decrease was a result of lower natural gas prices in the second quarter of 2023. For more information on our natural gas market prices, see Prices and Realizations above.

Non-energy operating costs — Non-energy operating costs includes $3 million and $1 million of stock-based compensation expense related to our cash-settled awards for the three months ended June 30, 2023 and March 31, 2023, respectively. See General and administrative expenses below for additional information on our stock-based compensation awards.

General and administrative expenses — General and administrative (G&A) expenses were $71 million for the three months ended June 30, 2023, which was an increase of $6 million from $65 million for the three months ended March 31, 2023. The increase in G&A expenses was primarily attributable to compensation-related expenses including accelerated vesting for certain departing employees and new stock-based compensation awards granted. Stock-based compensation awards are discussed further below.

The table below shows G&A expenses for our exploration and production business (including unallocated corporate overhead and other) separately from our carbon management business. The amounts shown for our carbon management business do not include expenses borne by the Carbon TerraVault JV.

	Three months ended
	June 30, 2023	March 31, 2023
	(in millions)
Exploration and production, corporate and other	$68	$62
Carbon management business	3	3
Total general and administrative expenses	$71	$65

Awards are granted under our stock-based compensation plans to executives, non-executive employees and non-employee directors that are either settled with shares of our common stock or cash. Our equity-settled awards granted to executives include performance stock units and restricted stock units that either cliff vest at the end of a two- or three-year period or vest ratably over a two- or three-year period. Our equity-settled awards granted to non-employee directors are restricted stock units that vest ratably over a three-year period. Our cash-settled awards granted to non-executive employees vest ratably over a three-year period.

Changes in our stock price introduce volatility in our results of operations because we pay half of our cash-settled awards based on our stock price performance and we adjust our obligation for unvested cash-settled awards at the end of each reporting period. Equity-settled awards are not similarly adjusted for changes in our stock price.

Stock-based compensation included in G&A expense is shown in the table below:

	Three months ended
	June 30, 2023	March 31, 2023
	(in millions)
Cash-settled awards	$5	$3
Stock-settled awards	8	6
Total included in general and administrative expenses	$13	$9

Purchased natural gas expense — Purchased natural gas expense relates to natural gas acquired from third parties in connection with certain of our marketing activities. We purchased $27 million of natural gas for marketing activities during the three months ended June 30, 2023, which was a decrease of $97 million from $124 million for the three months ended March 31, 2023. The decrease was predominantly the result of a decline in marketing activity and lower market prices in the three months ended June 30, 2023 compared to the three months ended March 31, 2023. For more information on our natural gas market prices, see Prices and Realizations above.

Electricity generation expenses — Electricity generation expenses for the three months ended June 30, 2023 were $13 million, which was a decrease of $36 million from $49 million for the three months ended March 31, 2023. This decrease was primarily due to lower prices for natural gas.

Income taxes – The income tax provision for the three months ended June 30, 2023 was $38 million (effective tax rate of 28%), compared to $75 million (effective tax rate of 20%) for the three months ended March 31, 2023. Excluding the effect of the change in valuation allowance, our effective tax rate would have been 28% in the three months ended March 31, 2023. See Part I, Item 1 – Financial Statements, Note 6 Income Taxes for more information on a valuation allowance related to our Lost Hills divestiture.

Six months ended June 30, 2023 compared to June 30, 2022

The following table presents our operating revenues for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30, 2023	June 30, 2022
	(in millions)
Oil, natural gas and NGL sales	$1,162	$1,346
Net gain (loss) from commodity derivatives	73	(662)
Sales of purchased natural gas	256	107
Electricity sales	102	83
Other revenue	22	26
Total operating revenues	$1,615	$900

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $1,162 million for the six months ended June 30, 2023, which is a decrease of $184 million compared to $1,346 million for the six months ended June 30, 2022. This decrease was primarily due to changes in realized prices as shown in the table below, including lower realized prices for oil and NGLs partially offset by higher realized prices for natural gas.

	Oil	NGLs	Natural Gas	Total
	(in millions)
Six months ended June 30, 2022	$1,033	$139	$174	$1,346
Changes in realized prices	(266)	(42)	155	(153)
Changes in production	(15)	7	(23)	(31)
Six months ended June 30, 2023	$752	$104	$306	$1,162
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

The effect of cash settlements on our commodity derivative contracts is not included in the table above. Payments on commodity derivatives were $128 million for the six months ended June 30, 2023 compared to payments of $422 million for the six months ended June 30, 2022. Including the effect of settlement payments for commodity derivatives, our oil, natural gas and NGL sales increased by $110 million compared to the six months ended June 30, 2022.

Net gain (loss) from commodity derivatives — Net gain from commodity derivatives was $73 million for the six months ended June 30, 2023 compared to a net loss of $662 million for the six months ended June 30, 2022. The change primarily resulted from non-cash changes in the fair value of our outstanding commodity derivatives from the positions held at the end of each measurement period as well as the relationship between contract prices and the associated forward curves:

	Six months ended
	June 30, 2023	June 30, 2022
	(in millions)
Non-cash commodity derivative gain (loss)	$201	$(240)
Net cash payments on settled commodity derivatives	(128)	(422)
Net gain (loss) from commodity derivatives	$73	$(662)

Sales of purchased natural gas — Sales of purchased natural gas relates to natural gas acquired from third parties which is subsequently sold in connection with certain of our marketing activities. Sales of purchased natural gas were $256 million for the six months ended June 30, 2023, an increase of $149 million from $107 million during the six months ended June 30, 2022. The increase was primarily the result of higher marketing activity and higher market prices in 2023. Our natural gas sales net of related purchased natural gas expense were $105 million for the six months ended June 30, 2023 compared to $19 million for the six months ended June 30, 2022.

Electricity sales — Electricity sales increased by $19 million to $102 million for the six months ended June 30, 2023 compared to $83 million for the six months ended June 30, 2022. The increase was predominately a result of higher power prices in the first quarter of 2023 compared to the prior year. Our electricity sales net of electricity generation expenses were $40 million for the six months ended June 30, 2023 compared to $26 million for the six months ended June 30, 2022.

The following table presents our operating and non-operating expenses and income for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30, 2023	June 30, 2022
	(in millions)
Operating expenses
Energy operating costs	$183	$150
Gas processing costs	10	9
Non-energy operating costs	247	213
General and administrative expenses	136	104
Depreciation, depletion and amortization	114	99
Asset impairment	3	2
Taxes other than on income	84	76
Exploration expense	2	2
Purchased natural gas expense	151	88
Electricity generation expenses	62	57
Transportation costs	33	24
Accretion expense	23	22
Other operating expenses, net	34	23
Total operating expenses	1,082	869
Gain (loss) on asset divestitures	7	58
Operating income	540	89

Non-operating (expenses) income
Interest and debt expense	(28)	(26)
Loss from investment in unconsolidated subsidiary	(3)	—
Other non-operating (expense) income	2	2
Income before income taxes	511	65
Income tax provision	(113)	(50)
Net income	$398	$15

Energy operating costs — Energy operating costs for the six months ended June 30, 2023 were $183 million, which was an increase of $33 million from $150 million for the six months ended June 30, 2022. This increase was a result of higher prices in the first six months of 2023 compared to the same prior year period. For more information on our natural gas market prices, see Prices and Realizations above.

Non-energy operating costs — Non-energy operating costs were $247 million for the six months ended June 30, 2023, which was an increase of $34 million from $213 million for the six months ended June 30, 2022. The increase was predominately a result of higher downhole maintenance activity. Non-energy operating costs also includes $4 million and $2 million of stock-based compensation expense related to our cash-settled awards for the six months ended June 30, 2023 and 2022, respectively. See General and administrative expenses below for additional information on our stock-based compensation awards.

General and administrative expenses — General and administrative (G&A) expenses were $136 million for the six months ended June 30, 2023, which was an increase of $32 million from $104 million for the six months ended June 30, 2022. The increase in G&A expenses was primarily attributable to compensation-related expenses, including stock-based compensation awards granted in 2023, and higher spending on information technology infrastructure. Stock-based compensation awards are discussed further below.

The table below shows G&A expenses for our exploration and production business (in addition to unallocated corporate overhead and other) separately from our carbon management business. The amounts shown for our carbon management business do not include expenses borne by the Carbon TerraVault JV.

	Six months ended
	June 30, 2023	June 30, 2022
	(in millions)
Exploration and production, corporate and other	$130	$99
Carbon management business	6	5
Total general and administrative expenses	$136	$104

Awards are granted under our stock-based compensation plans to executives, non-executive employees and non-employee directors that are either settled with shares of our common stock or cash. Our equity-settled awards granted to executives include performance stock units and restricted stock units that either cliff vest at the end of a two- or three-year period or vest ratably over a two- or three-year period. Our equity-settled awards granted to non-employee directors are restricted stock units that vest ratably over a three-year period. Our cash-settled awards granted to non-executive employees vest ratably over a three-year period.

Changes in our stock price introduce volatility in our results of operations because we pay half of our cash-settled awards based on our stock price performance and we adjust our obligation for unvested cash-settled awards at the end of each reporting period. Equity-settled awards are not similarly adjusted for changes in our stock price.

Stock-based compensation included in G&A expense is shown in the table below:

	Six months ended
	June 30, 2023	June 30, 2022
	(in millions)
Cash-settled awards	$8	$4
Stock-settled awards	14	8
Total included in general and administrative expenses	$22	$12

Depreciation, depletion and amortization — Depreciation, depletion and amortization (DD&A) increased $15 million to $114 million for the six months ended June 30, 2023 from $99 million for the six months ended June 30, 2022. The increase was primarily due to a change in our DD&A rates which are periodically adjusted to reflect current reserve estimates.

Purchased natural gas expense — Purchased natural gas expense relates to natural gas acquired from third parties in connection with certain of our marketing activities. We purchased $151 million of natural gas for marketing activities during the six months ended June 30, 2023, which was an increase of $63 million from $88 million for the six months ended June 30, 2022. The increase was predominantly the result of higher marketing activity levels and higher market prices in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. For more information on our natural gas market prices, see Prices and Realizations above.

Income taxes – The income tax provision for the six months ended June 30, 2023 was $113 million (effective tax rate of 22%), compared to $50 million (effective tax rate of 77%) for the six months ended June 30, 2022. The income tax provision for the six months ended June 30, 2022 included a valuation allowance related to our Lost Hills divestiture that was released in the six months ended June 30, 2023. See Part I, Item 1 – Financial Statements, Note 6 Income Taxes for more information on a valuation allowance related to our Lost Hills divestiture.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the six months ended June 30, 2023 were for capital investments, repurchases of our common stock and dividends.

The following table summarizes our liquidity:

June 30, 2023
(in millions)
Cash and cash equivalents	$448
Revolving Credit Facility:
Borrowing capacity	627
Outstanding letters of credit	(148)
Availability	$479

Liquidity	$927

In April 2023 we amended our Revolving Credit Facility and our borrowing base was reaffirmed at $1.2 billion. See Part I, Item 1 – Financial Statements, Note 3 Debt for more information on the amendment to our Revolving Credit Facility.

At current commodity prices and based upon our planned 2023 capital program described below, we expect to generate operating cash flow to support and invest in our core assets and preserve financial flexibility. We regularly review our financial position and evaluate whether to (i) adjust our drilling program, (ii) return available cash to shareholders through dividends or stock buybacks to the extent permitted under our Revolving Credit Facility and Senior Notes indenture, (iii) repurchase outstanding indebtedness, (iv) advance carbon management activities, or (v) maintain cash and cash equivalents on our balance sheet. We believe we have sufficient sources of liquidity to meet our obligations for the next twelve months.

Cash Flow Analysis

Cash flows from operating activities — For the six months ended June 30, 2023, our operating cash flow increased $77 million, to $418 million from $341 million in the same period in 2022. The increases in operating cash flow for the six months ended June 30, 2023 primarily relates to higher average realized natural gas prices (increasing sales revenue from the natural gas we produce and margins on our marketing and trading activities) in 2023 compared to the same prior-year period. This increase was partially offset by lower production volumes in 2023 as compared to the same period in 2022. The increase in our revenue was partially offset by an increase in operating costs primarily related to higher prices for purchased natural gas and electricity used in our operations.

Cash flows used in investing activities — The following table provides a comparative summary of net cash used in investing activities:

	Six months ended June 30,
	2023	2022
	(in millions)
Capital investments	$(86)	$(197)
Changes in accrued capital investments	(15)	9
Proceeds from divestitures, net	—	76
Acquisitions	(1)	(17)
Other, net	(3)	—
Net cash used in investing activities	$(105)	$(129)

Cash flows used in financing activities — The following table provides a comparative summary of net cash used in financing activities:

	Six months ended June 30,
	2023	2022
	(in millions)
Repurchases of common stock	$(123)	$(167)
Common stock dividends	(40)	(26)
Issuance of common stock	1	$—
Debt amendment costs	(8)	$—
Shares cancelled for taxes	(2)	$—
Net cash used in financing activities	$(172)	$(193)

2023 Capital Program

Our capital program is dynamic in response to commodity price volatility while focusing on oil production and maximizing our free cash flow. We expect our 2023 capital program to range between $200 and $245 million under current conditions with heavier weighting in the second half of the year due to timing of projects and higher expected workover activity and facilities projects. We expect our capital program related to oil and natural gas development to continue to be focused primarily on executing projects using existing permits outside of Kern County.

The amounts in the table below reflect components of our capital investment for the periods indicated, excluding changes in capital investment accruals:

	2023 Full Year Estimate	Six months ended June 30, 2023
	(in millions)
Oil and natural gas operations	$165 - $195	$75
Carbon management business	5 - 15	1
Corporate and other	30 - 35	10
Total Capital	$200 - $245	$86

We recently amended and extended our Revolving Credit Facility as described in Part I, Item 1 – Financial Statements, Note 3 Debt, and continue to evaluate refinancing options for our Senior Notes. We also intend to pursue financing options for our carbon management business that are separate from the rest of our business.

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

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the three months ended June 30, 2023. See Part I, Item 1 – Financial Statements, Note 5 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of June 30, 2023 and Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2022 Annual Report for information on the hedging requirements included in our Revolving Credit Facility.

Dividends

On April 28, 2023, our Board of Directors declared a quarterly cash dividend of $0.2825 per share of common stock. The dividend was payable to shareholders of record at the close of business on June 1, 2023 and was paid on June 16, 2023.

On July 28, 2023, our Board of Directors declared a quarterly cash dividend of $0.2825 per share of common stock. The dividend is payable to shareholders of record at the close of business on September 1, 2023 and is expected to be paid on September 15, 2023.

The declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. For information regarding past dividends paid, see Cash Flow Analysis, Cash Flow Used in Financing Activities above.

Share Repurchase Program

Our Board of Directors has authorized a Share Repurchase Program to acquire up to $1.1 billion of our common stock through June 30, 2024. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions and contractual limitations in our debt agreements. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend, or discontinue authorization of the program at any time. The total value of shares that may yet be purchased under the Share Repurchase Program totaled $517 million, excluding commissions and excise taxes on repurchases, as of June 30, 2023. The following is a summary of our share repurchases, held as treasury stock for the periods presented:

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share
	(number of shares)	(in millions)	($ per share)
Three months ended June 30, 2022	2,255,445	$96	$42.57
Three months ended June 30, 2023	1,618,746	$64	$39.12

Six months ended June 30, 2022	3,923,901	$167	$42.55
Six months ended June 30, 2023	3,042,510	$123	$40.12

Inception of Program (May 2021) through June 30, 2023	14,498,770	$584	$40.18
Note: The total value of shares purchased includes approximately $1 million in the six months ended June 30, 2023 related to excise taxes on share repurchases, which was effective beginning in 2023. Commissions paid were not significant in all periods presented.

Divestitures and Acquisitions

See Part I, Item 1 – Financial Statements, Note 7 Divestitures and Acquisitions for information on our transactions during the three and six months ended June 30, 2023 and 2022.

Lawsuits, Claims, Commitments and Contingencies

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at June 30, 2023 and December 31, 2022 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

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

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2023, there were no material changes to market risks from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2022 Annual Report.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. These commodity price changes also impact the volume changes under our PSC-type contracts. We maintain a commodity hedging program primarily focused on hedging crude oil sales to help protect our cash flows, margins and capital program from the volatility of crude oil prices. As of June 30, 2023, we had a net liability of $18 million for our commodity derivative positions which are carried at fair value. For more information on our derivative positions as of June 30, 2023, refer to Part I, Item 1 – Financial Statements, Note 5 Derivatives. We have price exposure for natural gas we purchase and use in our business. We used natural gas to generate electricity for our operations and higher natural gas prices will also result in an increase to our electricity costs.

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

As of June 30, 2023, the majority of our credit exposure was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at June 30, 2023 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

Changes in interest rate may affect the amount of interest we pay on our long-term debt. We had no variable-rate debt outstanding as of June 30, 2023. Our Senior Notes bear interest at a fixed rate of 7.125% per annum.

Item 4 Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2022 Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023. Except as set forth below, there were no material changes to those risk factors during the three months ended June 30, 2023.

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

To operate in compliance with these laws and regulations, we must obtain and maintain permits, approvals and certificates from federal, state and local government authorities for a variety of activities including siting, drilling, completion, stimulation, operation, inspection, maintenance, transportation, storage, marketing, site remediation, decommissioning, abandonment, protection of habitat and threatened or endangered species, air emissions, disposal of solid and hazardous waste, fluid injection and disposal and water consumption, recycling and reuse. For example, our operations in the Wilmington Oil Field utilize injection wells to reinject produced water pursuant to waterflooding plans. These operations are subject to regulation by both the City of Long Beach and CalGEM. We are currently in discussions with the City of Long Beach and CalGEM with respect to what injection well pressure gradient complies with CalGEM’s requirements for the protection of underground sources of drinking water while at the same time mitigating subsidence risks. CalGEM's local office has preliminarily indicated that the injection well pressure gradient should be reduced from the gradient that has been used for several decades. As part of our ongoing discussions, we and the City of Long Beach have provided CalGEM with technical information regarding how the historical injection well pressure gradient complies with CalGEM's requirements and to inform them of the absence of risk of leakage. CalGEM has proposed a meeting for CRC and the City of Long Beach to present their technical findings in more detail, to occur in or around August 2023. As part of that meeting, and subject to its outcome, CalGEM has also proposed that CRC and the City of Long Beach present a work plan for the reduction of injection pressures over a six-month period to levels acceptable to CalGEM. We are in the process of preparing a response and continue to believe that existing injection pressures address subsidence risks and are protective of underground sources of drinking water. If CalGEM were to ultimately disagree and determine to reduce the injection well pressure gradient, and we were unable to reverse that decision on appeal or other legal challenge, we expect that any material reduction in injection well pressure gradient for our operations in the Wilmington Oil Field would result in a decrease in production and reserves from the field.

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

Changes to elected or appointed officials or their priorities and policies could result in different approaches to the regulation of the oil and natural gas industry. We cannot predict the actions the Governor of California or the California legislature may take with respect to the regulation of our business, the oil and natural gas industry or the state’s economic, fiscal or environmental policies, nor can we predict what actions may be taken at the federal level with respect to health, environmental safety, climate, labor or energy laws, regulations and policies, including those that may directly or indirectly impact our operations. For additional information, see Part I, Item 1 & 2 – Business and Properties, Regulation of the Industries in Which We Operate, Regulation of Exploration and Production Activities and the Risk factor entitled "Our business is highly regulated and government authorities can delay or deny permits and approvals or change requirements governing our operations, including hydraulic fracturing and other well stimulation methods, enhanced production techniques and fluid injection or disposal, that could increase costs, restrict operations and change or delay the implementation of our business plans" in our 2022 Annual Report.

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

Our share repurchase activity for the three months ended June 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
April 1, 2023 - April 30, 2023	542,465	$39.60	542,465	$—
May 1, 2023 - May 31, 2023	449,631	$39.70	449,631	—
June 1, 2023 - June 30, 2023	626,650	$38.28	626,650	—
Total	1,618,746	$39.12	1,618,746	$—
(a)The total value of shares that may yet be purchased under the Share Repurchase Program totaled $517 million as of June 30, 2023.

Item 5     Other Disclosures

As previously disclosed, on June 16, 2023, Omar Hayat was appointed to the position Executive Vice President — Operations. In connection with this appointment, the Company and Mr. Hayat entered into an employment agreement, effective July 27, 2023, providing for the following: (i) a base salary of $400,000, (ii) an annual cash bonus with a target value equal to 100% of his annual base salary; (iii) participation in those benefit plans and programs of the Company available to similarly situated executives; (iv) reimbursement for reasonable business-related expenses, subject to the Company’s business expense reimbursement policy; and (v) annual long-term incentive awards (expected to be comprised 60% of performance stock units and 40% of restricted stock units) under the Company’s 2021 Long-Term Incentive Plan (as amended, the “LTIP”) with a target grant value of 400% of Mr. Hayat’s base salary as in effect on the applicable grant date, commencing in calendar year 2024. The performance stock unit awards are expected to vest over a three-year cliff vesting period beginning on the date of grant, and the restricted stock units are expected to vest in three equal installments over a three-year vesting period beginning on the date of grant. The terms and conditions of his LTIP awards will be governed by individual award agreements to be entered into between the Company and Mr. Hayat in connection with the grant of those LTIP awards. He will continue to be a participant in the Company’s Executive Severance Plan.

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

10.1
Amended and Restated Credit Agreement, dated as of April 26, 2023, by and among California Resources Corporation, as the Borrower, the several lenders from time to time parties thereto and Citibank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 4, 2023 and incorporated herein by reference).

10.2**
Employment Agreement by and between Manuela Molina and California Resources Corporation, dated May 8, 2023 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 1, 2023 and incorporated herein by reference).

10.3*,**	Employment Agreement by and between Omar Hayat and California Resources Corporation, dated July 27, 2023.

10.4*,**	Amended and Restated Employment Agreement by and between Christopher D. Gould and California Resources Corporation, dated July 27, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibits 101).
* - Filed or furnished herewith
**Certain portions of this exhibit (indicated by "[*****]") have been omitted pursuant to Item 601(b)(10) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA RESOURCES CORPORATION

DATE:	August 1, 2023	/s/ Noelle M. Repetti
Noelle M. Repetti
Senior Vice President and Controller
(Principal Accounting Officer)