Form 10-Q
period 2023-09-30
California Resources Corp
filed 2023-11-02
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
OR
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
The number of shares of common stock outstanding as of September 30, 2023 was 68,619,851.

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
•WTI - West Texas Intermediate.

PART I    FINANCIAL INFORMATION

Item 1Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 30, 2023 and December 31, 2022
(in millions, except share data)

	September 30,	December 31,
	2023	2022
CURRENT ASSETS
Cash and cash equivalents	$479	$307
Trade receivables	243	326
Inventories	71	60
Assets held for sale	13	5
Receivable from affiliate	26	33
Other current assets, net	97	133
Total current assets	929	864
PROPERTY, PLANT AND EQUIPMENT	3,336	3,228
Accumulated depreciation, depletion and amortization	(614)	(442)
Total property, plant and equipment, net	2,722	2,786
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	15	13
DEFERRED INCOME TAXES	150	164
OTHER NONCURRENT ASSETS	136	140
TOTAL ASSETS	$3,952	$3,967

CURRENT LIABILITIES
Accounts payable	224	345
Liabilities associated with assets held for sale	5	5
Fair value of commodity derivative contracts	103	246
Accrued liabilities	362	298
Total current liabilities	694	894
NONCURRENT LIABILITIES
Long-term debt, net	589	592
Asset retirement obligations	388	432
Other long-term liabilities	231	185
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (83,483,766 and 83,406,002 shares issued; 68,619,851 and 71,949,742 shares outstanding at September 30, 2023 and December 31, 2022)	1	1
Treasury stock (14,863,915 shares held at cost at September 30, 2023 and 11,456,260 shares held at cost at December 31, 2022)	(604)	(461)
Additional paid-in capital	1,324	1,305
Retained earnings	1,253	938
Accumulated other comprehensive income	76	81
Total stockholders' equity	2,050	1,864
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,952	$3,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2023 and 2022
(dollars in millions, except share and per share data; shares in millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
REVENUES
Oil, natural gas and NGL sales	$510	$680	$1,672	$2,026
Net (loss) gain from commodity derivatives	(204)	243	(131)	(419)
Marketing of purchased natural gas	78	113	334	220
Electricity sales	67	88	169	171
Other revenue	9	1	31	27
Total operating revenues	460	1,125	2,075	2,025

OPERATING EXPENSES
Operating costs	196	214	636	586
General and administrative expenses	65	59	201	163
Depreciation, depletion and amortization	56	50	170	149
Asset impairment	—	—	3	2
Taxes other than on income	48	44	132	120
Exploration expense	—	1	2	3
Purchased natural gas marketing expense	31	98	182	186
Electricity generation expenses	23	42	85	99
Transportation costs	16	13	49	37
Accretion expense	12	10	35	32
Other operating expenses, net	28	5	62	28
Total operating expenses	475	536	1,557	1,405
Net gain on asset divestitures	—	2	7	60
OPERATING (LOSS) INCOME	(15)	591	525	680

NON-OPERATING (EXPENSES) INCOME
Interest and debt expense	(15)	(13)	(43)	(39)
Loss from investment in unconsolidated subsidiary	(3)	—	(6)	—
Other non-operating income	3	1	5	3
(LOSS) INCOME BEFORE INCOME TAXES	(30)	579	481	644
Income tax benefit (provision)	8	(153)	(105)	(203)
NET (LOSS) INCOME	$(22)	$426	$376	$441

Net (loss) income per share
Basic	$(0.32)	$5.75	$5.38	$5.77
Diluted	$(0.32)	$5.58	$5.18	$5.62

Weighted-average common shares outstanding
Basic	68.7	74.1	69.9	76.4
Diluted	68.7	76.3	72.6	78.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
For the three and nine months ended September 30, 2023 and 2022
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(22)	$426	$376	$441
Other comprehensive income:
Amortization of prior service cost credit included in net periodic benefit cost, net of tax(a)	(5)	—	(5)	—
Comprehensive (loss) income attributable to common stock	$(27)	$426	$371	$441
(a) Amortization of prior service cost credit is net of $2 million in tax for the three and nine months ended September 30, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the three and nine months ended September 30, 2023
(in millions)

	Three months ended September 30, 2023
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, June 30, 2023	$1	$(584)	$1,317	$1,295	$81	$2,110
Net loss	—	—	—	(22)	—	(22)
Share-based compensation	—	—	8	—	—	8
Repurchases of common stock	—	(20)	—	—	—	(20)
Cash dividend ($0.2825 per share)	—	—	—	(20)	—	(20)
Shares cancelled for taxes	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	(5)	(5)
Balance, September 30, 2023	$1	$(604)	$1,324	$1,253	$76	$2,050

	Nine months ended September 30, 2023
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$1	$(461)	$1,305	$938	$81	$1,864
Net income	—	—	—	376	—	376
Share-based compensation	—	—	22	—	—	22
Repurchases of common stock	—	(143)	—	—	—	(143)
Cash dividend ($0.2825 per share)	—	—	—	(61)	—	(61)
Shares cancelled for taxes			(3)	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	(5)	(5)
Balance, September 30, 2023	$1	$(604)	$1,324	$1,253	$76	$2,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the three and nine months ended September 30, 2022
(in millions)

	Three months ended September 30, 2022
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, June 30, 2022	$1	$(315)	$1,296	$463	$72	$1,517
Net income	—	—	—	426	—	426
Share-based compensation	—	—	6	—	—	6
Repurchases of common stock	—	(80)	—	—	—	(80)
Cash dividend ($0.17 per share)	—	—	—	(13)	—	(13)
Other	—	—	(1)	—	—	(1)
Balance, September 30, 2022	$1	$(395)	$1,301	$876	$72	$1,855

	Nine months ended September 30, 2022
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2021	$1	$(148)	$1,288	$475	$72	$1,688
Net income	—	—	—	441	—	441
Share-based compensation	—	—	14	—	—	14
Repurchases of common stock	—	(247)	—	—	—	(247)
Cash dividend ($0.17 per share)	—	—	—	(40)	—	(40)
Other	—	—	(1)	—	—	(1)
Balance, September 30, 2022	$1	$(395)	$1,301	$876	$72	$1,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2023 and 2022
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(22)	$426	$376	$441
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	56	50	170	149
Deferred income tax (benefit) provision	(40)	137	16	166
Asset impairment	—	—	3	2
Net loss (gain) from commodity derivatives	204	(243)	131	419
Net payments on settled commodity derivatives	(95)	(182)	(223)	(604)
Net gain on asset divestitures	—	(2)	(7)	(60)
Other non-cash charges to income, net	26	15	77	42
Changes in operating assets and liabilities, net	(25)	34	(21)	21
Net cash provided by operating activities	104	235	522	576

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(33)	(107)	(119)	(304)
Changes in accrued capital investments	5	(4)	(10)	5
Proceeds from asset divestitures, net	—	3	—	79
Acquisitions	—	—	(1)	(17)
Distribution related to the Carbon TerraVault JV	—	12	—	12
Capitalized joint venture transaction costs	—	(12)	—	(12)
Other, net	—	(1)	(3)	(1)
Net cash used in investing activities	(28)	(109)	(133)	(238)

CASH FLOW FROM FINANCING ACTIVITIES
Repurchases of common stock	(20)	(80)	(143)	(247)
Common stock dividends	(19)	(13)	(59)	(39)
Issuance of common stock	—	1	1	1
Debt amendment costs	—	—	(8)	—
Shares cancelled for taxes	(1)	—	(3)	—
Debt repurchases	(5)	—	(5)	—
Net cash used in financing activities	(45)	(92)	(217)	(285)
Increase in cash and cash equivalents	31	34	172	53
Cash and cash equivalents—beginning of period	448	324	307	305
Cash and cash equivalents—end of period	$479	$358	$479	$358

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
September 30, 2023

NOTE 1    BASIS OF PRESENTATION

We are an independent energy and carbon management company committed to energy transition. We produce some of the lowest carbon intensity oil in the United States according to a joint report by Ceres and the Clean Air Task Force. We are focused on maximizing the value of our land, minerals and technical resources for oil and gas extraction and decarbonization efforts. We are in the early stages of developing several carbon capture and storage (CCS) projects and other emissions reducing projects in California. Our subsidiary Carbon TerraVault is expected to build, install, operate and maintain CO2 capture equipment, transportation assets and storage facilities in California. In 2022, Carbon TerraVault entered into a joint venture with BGTF Sierra Aggregator LLC (Brookfield) to pursue certain of these opportunities (Carbon TerraVault JV). See Note 2 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV. Separately, we are evaluating the feasibility of a carbon capture system to be located at our Elk Hills power plant.

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

Brookfield has committed an initial $500 million to invest in CCS projects that are jointly approved through the Carbon TerraVault JV. As part of the formation of the Carbon TerraVault JV, we contributed rights to inject CO2 into the 26R reservoir in our Elk Hills field for permanent CO2 storage (26R reservoir) and Brookfield committed to make an initial investment of $137 million, payable in three equal installments with the last two installments subject to the achievement of certain milestones. Brookfield contributed the first $46 million installment of their initial investment to the Carbon TerraVault JV in 2022. This amount may, at our sole discretion, be distributed to us or used to satisfy future capital contributions, among other items. During 2022, $12 million was distributed to us (and used to pay transaction costs related to the formation of the joint venture) and $2 million was used to satisfy a capital call. During 2023, we used approximately $7 million to satisfy a capital call. The remaining amount of the initial contribution by Brookfield which is available to us was reported as a receivable from affiliate on our condensed consolidated balance sheet. Because the parties have certain put and call rights (repurchase features) with respect to the 26R reservoir if certain milestones are not met, the initial investment by Brookfield is reflected as a contingent liability included in other long-term liabilities on our condensed consolidated balance sheets.

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

	September 30,	December 31,
	2023	2022
	(in millions)
Investment in unconsolidated subsidiary(a)	$15	$13
Receivable from affiliate(b)	$26	$33
Property, plant and equipment(c)	$4	$—
Other long-term liabilities - Contingent liability (related to Carbon TerraVault JV put and call rights)(d)	$51	$48
(a)Reflects our investment less losses allocated to us of $6 million and $1 million for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.
(b)At September 30, 2023, the amount of $26 million includes $25 million remaining of Brookfield's initial contribution available to us and $1 million related to the MSA and vendor reimbursements. At December 31, 2022, the amount of $33 million includes $32 million remaining of Brookfield's initial contribution available to us and $1 million related to the MSA and vendor reimbursements.
(c)This amount includes the reimbursement to us for plugging and abandonment activities at the 26R reservoir.
(d)These amounts were included in other long-term liabilities on our condensed consolidated balance sheet. Our obligation due to repurchase features related to the 26R reservoir includes $5 million and $2 million of accrued interest at September 30, 2023 and December 31, 2022, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Loss from investment in unconsolidated subsidiary	$3	$—	$6	$—
General and administrative expenses(a)	$2	$—	$5	$—
(a)General and administrative expenses on our condensed consolidated statement of operations are net of this amount invoiced by us under the MSA for back-office operational and commercial services.

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

NOTE 3    DEBT

As of September 30, 2023 and December 31, 2022, our long-term debt consisted of the following:

	September 30,	December 31,
	2023	2022	Interest Rate	Maturity
	(in millions)
Revolving Credit Facility	$—	$—	SOFR plus 2.50%-3.50% ABR plus 1.50%-2.50%(a)	July 31, 2027(b)
Senior Notes	595	600	7.125%	February 1, 2026
Principal amount	$595	$600
Unamortized debt issuance costs	(6)	(8)
Long-term debt, net	$589	$592
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

On April 26, 2023, we entered into an Amended and Restated Credit Agreement (Revolving Credit Facility) with Citibank, N.A., as administrative agent, and certain other lenders, which amended and restated in its entirety the prior credit agreement dated October 27, 2020. As of September 30, 2023, our Revolving Credit Facility consisted of a senior revolving loan facility with an aggregate commitment of $627 million. Our Revolving Credit Facility also included a sub-limit of $250 million for the issuance of letters of credit. As of September 30, 2023, $148 million letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters.

The amendments to our Revolving Credit Facility included, among other things:

•extended the maturity date to July 31, 2027;
•increased our ability to make certain restricted payments (such as dividends and share repurchases) and certain investments (including in our carbon management business);
•released liens on certain assets securing the loans made under the Revolving Credit Facility, including our Elk Hills power plant;
•permitted us to designate the entities that hold certain of our assets, including our Elk Hills power plant, as unrestricted subsidiaries subject to meeting certain conditions;
•extended the period for which we can enter into hedges on our production from 48 months to 60 months; and
•increased our capacity to issue letters of credit from $200 million to $250 million.

We also amended the interest rates and fees we pay under our Revolving Credit Facility. Interest is payable quarterly for ABR loans and at the end of the applicable interest period for term SOFR loans, but not less than quarterly. We also pay a commitment fee on unused capacity ranging from 37.5 to 50 basis points per annum, depending on the percentage of the commitment utilized.

On October 30, 2023, we further amended our Revolving Credit Facility. See Note 13 Subsequent Events for additional information regarding this amendment.

The borrowing base is redetermined semi-annually and was reaffirmed at $1.2 billion on October 30, 2023. The borrowing base takes into account the estimated value of our proved reserves, total indebtedness and other relevant factors consistent with customary reserves-based lending criteria. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of the commitment described above.

At September 30, 2023, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility and Senior Notes. For more information on our Senior Notes, see Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2022 Annual Report.

Repurchases

In the three and nine months ended September 30, 2023, we repurchased $5 million in face value of our Senior Notes at par resulting in an insignificant extinguishment loss for the write-off of unamortized debt issuance costs. See Note 13 Subsequent Events for additional information on debt repurchases.

Fair Value

The fair value of our fixed-rate debt at September 30, 2023 and December 31, 2022 was approximately $598 million and $574 million, respectively. We estimate fair value based on known prices from market transactions (using Level 1 inputs on the fair value hierarchy).

NOTE 4    LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at September 30, 2023 and December 31, 2022 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for accrued decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and was challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and are challenging the order from BSEE. Upon execution of a cost sharing agreement with former lessees, we will share in on-going maintenance costs during the pendency of the challenge to the BSEE order and have recognized a liability of $12 million included in accrued liabilities at September 30, 2023.

NOTE 5    DERIVATIVES

We maintain a commodity hedging program primarily focused on crude oil, and to a lesser extent natural gas, to help protect our cash flows from the volatility of commodity prices and to optimize margins for our marketing and trading activities. We did not have any derivative instruments designated as accounting hedges as of and for the three and nine months ended September 30, 2023 and 2022. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to implement our hedging strategy.

Summary of open derivative contracts on oil — We held the following Brent-based contracts as of September 30, 2023:

	Q4 2023	Q1 2024	Q2 2024	Q3 2024	Q4 2024	2025
Sold Calls
Barrels per day	5,747	23,650	30,000	30,000	29,000	19,748
Weighted-average price per barrel	$57.06	$90.00	$90.07	$90.07	$90.07	$85.63

Swaps
Barrels per day	27,094	9,000	7,750	7,750	5,500	3,374
Weighted-average price per barrel	$70.73	$79.37	$79.65	$79.64	$77.45	$72.66

Net Purchased Puts(a)
Barrels per day	5,747	30,584	30,000	30,000	29,000	19,748
Weighted-average price per barrel	$76.25	$67.27	$65.17	$65.17	$65.17	$60.00
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

Fair value of derivatives — The following tables present the fair values on a recurring basis of our outstanding commodity derivatives as of September 30, 2023 and December 31, 2022:

September 30, 2023
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
	(in millions)
Other current assets, net	$19	$(17)	$2
Other noncurrent assets	44	(44)	—

Current liabilities	(120)	17	(103)
Noncurrent liabilities	(81)	44	(37)
	$(138)	$—	$(138)

December 31, 2022
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
	(in millions)
Other current assets, net(a)	$51	$(12)	$39
Other noncurrent assets	7	—	7

Current liabilities(a)	(258)	12	(246)
	$(200)	$—	$(200)
(a)In addition to our Brent based derivative contracts in the table above, we held swaps as of December 31, 2022 for natural gas to secure a margin for future physical sales of natural gas related to our marketing and trading activities. The fair value of these natural gas hedges was $4 million included in current liabilities at December 31, 2022. There were no natural gas hedges at September 30, 2023.

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented. We recognized fair value changes on derivative instruments each reporting period in net gain (loss) from commodity derivatives on our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022. The changes in fair value result from the relationship between our existing positions, volatility, time to expiration, contract prices and the associated forward curves.

NOTE 6    INCOME TAXES

The following table presents the components of our total income tax provision:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
(Loss) income before income taxes	$(30)	$579	$481	$644

Current income tax provision	32	16	89	37
Deferred income tax (benefit) provision	(40)	137	16	166
Total income tax (benefit) provision	$(8)	$153	$105	$203

During the nine months ended September 30, 2022, we recognized a valuation allowance of $35 million for a portion of the tax loss on the sale of our Lost Hills assets, the deductibility of which was limited. During the nine months ended September 30, 2023, we recognized the benefit of this tax loss by releasing the valuation allowance after we jointly agreed to amend the original tax treatment with the buyer. See Note 7 Divestitures and Acquisitions for more information on our Lost Hills transaction.

Realization of our deferred tax assets is subjective and remains dependent on a number of factors including our ability to generate sufficient taxable income in future periods.

NOTE 7    DIVESTITURES AND ACQUISITIONS

Divestitures

Ventura Basin Transactions

In the three and nine months ended September 30, 2022, we recorded a gain of $2 million and $12 million, respectively, related to the sale of certain Ventura basin assets. The closing of the sale of our remaining assets in the Ventura basin is subject to final approval from the State Lands Commission, which we expect could occur in the fourth quarter of 2023. These remaining assets, consisting of property, plant and equipment, and associated asset retirement obligations are classified as held for sale on our condensed consolidated balance sheets at September 30, 2023 and December 31, 2022. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 3 Divestitures and Acquisitions in our 2022 Annual Report for additional information on the Ventura basin transactions.

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

Other

During the nine months ended September 30, 2023, we sold a non-producing asset in exchange for the assumption of liabilities recognizing a $7 million gain. During the nine months ended September 30, 2022, we sold non-core assets recognizing an insignificant loss.

Acquisitions

During the nine months ended September 30, 2022, we acquired properties for carbon management activities for approximately $17 million. We intend to divest a portion of these assets and recognized an impairment of $3 million in the first quarter of 2023. The fair value, using Level 3 inputs in the fair value hierarchy, declined during the first quarter of 2023 due to market conditions (including inflation and rising interest rates). The assets are classified as held for sale as of September 30, 2023 on our condensed consolidated balance sheet.

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

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share
	(number of shares)	(in millions)	($ per share)
Three months ended September 30, 2022	1,921,181	$80	$41.78
Three months ended September 30, 2023	365,145	$20	$54.75

Nine months ended September 30, 2022	5,845,082	$247	$42.29
Nine months ended September 30, 2023	3,407,655	$143	$41.69

Inception of Program (May 2021) through September 30, 2023	14,863,915	$604	$40.53
Note: The total value of shares purchased includes approximately $1 million in the nine months ended September 30, 2023 related to excise taxes on share repurchases, which was effective beginning in 2023. Commissions paid were not significant in all periods presented.

Dividends

Our Board of Directors declared the following cash dividends for each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
2023
Three months ended March 31, 2023	$20	$0.2825
Three months ended June 30, 2023	20	$0.2825
Three months ended September 30, 2023	19	$0.2825
Nine months ended September 30, 2023	$59
2022
Three months ended March 31, 2022	$13	$0.1700
Three months ended June 30, 2022	13	$0.1700
Three months ended September 30, 2022	13	$0.1700
Nine months ended September 30, 2022	$39

Future cash dividends, and the establishment of record and payment dates, are subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. See Note 13 Subsequent Events for information on future cash dividends.

Warrants

In October 2020, we reserved an aggregate 4,384,182 shares of our common stock for warrants which are exercisable at $36 per share through October 26, 2024.

As of September 30, 2023, we had outstanding warrants exercisable into 4,289,825 shares of our common stock (subject to adjustments pursuant to the terms of the warrants). During the three and nine months ended September 30, 2023, we issued 1,958 and 2,179 shares of our common stock, respectively, in exchange for warrants. During the three and nine months ended September 30, 2022, we issued an insignificant number of shares of our common stock in exchange for warrants.

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 11 Stockholders' Equity in our 2022 Annual Report for additional information on the terms of our warrants.

NOTE 9    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three and nine months ended September 30, 2023 and 2022. Our restricted stock unit (RSU) and performance stock unit (PSU) awards are not considered participating securities since the dividend rights on unvested shares are forfeitable.

For basic EPS, the weighted-average number of common shares outstanding excludes shares underlying our equity-settled awards and warrants. For diluted EPS, the basic shares outstanding are adjusted by adding potential common shares, if dilutive.

The following table presents the calculation of basic and diluted EPS, for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net (loss) income	$(22)	$426	$376	$441

Denominator for Basic EPS
Weighted-average shares	68.7	74.1	69.9	76.4

Potential Common Shares, if dilutive:
Warrants	—	0.7	0.8	0.7
Restricted Stock Units	—	0.8	1.0	0.7
Performance Stock Units	—	0.7	0.9	0.7

Denominator for Diluted EPS
Weighted-average shares	68.7	76.3	72.6	78.5

EPS
Basic	$(0.32)	$5.75	$5.38	$5.77
Diluted	$(0.32)	$5.58	$5.18	$5.62

The following table presents potentially dilutive weighted-average common shares which were excluded from the denominator for diluted EPS in periods of losses:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(in millions)
Shares issuable upon exercise of warrants	4.3	—	—	—
Shares issuable upon settlement of RSUs	1.3	—	—	—
Shares issuable upon settlement of PSUs	1.6	—	—	—
Total antidilutive shares	7.2	—	—	—

NOTE 10    SUPPLEMENTAL ACCOUNT BALANCES

Revenues — We derive most of our revenue from sales of oil, natural gas and natural gas liquids (NGLs), with the remaining revenue primarily generated from sales of electricity and marketing activities related to storage and managing excess pipeline capacity.

The following table provides disaggregated revenue for sales of produced oil, natural gas and NGLs to customers:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)
Oil	$402	$494	$1,154	$1,527
Natural gas	61	120	367	294
NGLs	47	66	151	205
Oil, natural gas and NGL sales	$510	$680	$1,672	$2,026

Inventories — Materials and supplies, which primarily consist of well equipment and tubular goods used in our oil and natural gas operations, are valued at weighted-average cost and are reviewed periodically for obsolescence. Finished goods include produced oil and NGLs in storage, which are valued at the lower of cost or net realizable value. Inventories, by category, are as follows:

	September 30,	December 31,
	2023	2022
	(in millions)
Materials and supplies	$67	$56
Finished goods	4	4
Inventories	$71	$60

Other current assets, net — Other current assets, net include the following:

	September 30,	December 31,
	2023	2022
	(in millions)
Net amounts due from joint interest partners(a)	$43	$39
Fair value of commodity derivative contracts	2	39
Prepaid expenses	16	17
Greenhouse gas allowances	14	—
Natural gas margin deposits	3	16
Income tax receivable	2	10
Other	17	12
Other current assets, net	$97	$133
(a)Included in the September 30, 2023 and December 31, 2022 net amounts due from joint interest partners are allowances of $1 million.

Other noncurrent assets — Other noncurrent assets include the following:

	September 30,	December 31,
	2023	2022
	(in millions)
Operating lease right-of-use assets	$68	$73
Deferred financing costs - Revolving Credit Facility	12	6
Emission reduction credits	11	11
Prepaid power plant maintenance	33	28
Fair value of commodity derivative contracts	—	7
Deposits and other	12	15
Other noncurrent assets	$136	$140

Accrued liabilities — Accrued liabilities include the following:

	September 30,	December 31,
	2023	2022
	(in millions)
Employee-related costs	$78	$49
Taxes other than on income	49	32
Asset retirement obligations	91	59
Interest	8	19
Operating lease liability	13	18
Premiums due on commodity derivative contracts	24	58
Liability for settlement payments on commodity derivative contracts	37	33
Amounts due under production-sharing contracts	15	—
Signal Hill maintenance	12	8
Other	35	22
Accrued liabilities	$362	$298

Other long-term liabilities — Other long-term liabilities includes the following:

	September 30,	December 31,
	2023	2022
	(in millions)
Compensation-related liabilities	$37	$36
Postretirement benefit plan	32	33
Operating lease liability	53	52
Fair value of commodity derivative contracts	37	—
Premiums due on commodity derivative contracts	13	8
Contingent liability (related to Carbon TerraVault JV put and call rights)	51	48
Other	8	8
Other long-term liabilities	$231	$185

General and administrative expenses — The table below shows G&A expenses for our exploration and production business (including unallocated corporate overhead and other) separately from our carbon management business. The amounts shown for our carbon management business are net of amounts invoiced by us under the MSA to the Carbon TerraVault JV. See Note 2 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Exploration and production, corporate and other	$61	$54	$191	$153
Carbon management business	4	5	10	10
Total general and administrative expenses	$65	$59	$201	$163

Other operating expenses, net — The table below shows other operating expenses, net for our exploration and production business (including unallocated corporate overhead and other) separately from our carbon management business. Carbon management expenses include lease cost for carbon sequestration easements, advocacy, and other startup related costs.

In August 2023, we implemented organizational changes that resulted in a headcount reduction of 75 employees. As a result, we recognized a charge of $7 million in other operating expenses, net on the condensed consolidated statement of operations for the three months ended September 30, 2023, primarily related to severance benefits. For the nine months ended September 30, 2023, we recognized a severance charge of $10 million.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Exploration and production, corporate and other	$19	$2	$41	$25
Carbon management business	9	3	21	3
Total other operating expenses, net	$28	$5	$62	$28

NOTE 11    SUPPLEMENTAL CASH FLOW INFORMATION

We paid $29 million and $80 million of U.S. federal and state income tax payments during the three and nine months ended September 30, 2023, respectively. We paid $20 million of U.S. federal income tax payments during the three and nine months ended September 30, 2022. No state income tax payments were made in the three and nine months ended September 30, 2022.

Interest paid, net of capitalized amounts, was $22 million for the three months ended September 30, 2023 and $44 million for the nine months ended September 30, 2023. Interest paid, net of capitalized amounts, was $21 million for the three months ended September 30, 2022 and $43 million for the nine months ended September 30, 2022. Interest income was $5 million and $14 million for the three and nine months ended September 30, 2023, respectively.

Non-cash investing activities in the three and nine months ended September 30, 2023 included $4 million and $7 million, respectively, related to our share of capital calls by the Carbon TerraVault JV. For the three and nine months ended September 30, 2022, we made a non-cash contribution of $2 million to the Carbon TerraVault JV to satisfy a capital call. See Note 2 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV.

Non-cash financing activities in the three and nine months ended September 30, 2023 included $1 million and $2 million, respectively, for dividends accrued for stock-based compensation. For the three and nine months ended September 30, 2022 dividends accrued for stock-based compensation awards was $1 million. Non-cash financing activities in the nine months ended September 30, 2023 also included approximately $1 million related to an excise tax on share repurchases that we expect will be paid in 2024.

NOTE 12    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have designated certain of our subsidiaries as Unrestricted Subsidiaries under the indenture governing our Senior Notes (Senior Notes Indenture). Unrestricted Subsidiaries (as defined in the Senior Notes Indenture) are subject to fewer restrictions under the Senior Notes Indenture. We are required under the Senior Notes indenture to present the financial condition and results of operations of CRC and its Restricted Subsidiaries (as defined in the Senior Notes Indenture) separate from the financial condition and results of operations of its Unrestricted Subsidiaries. The following condensed consolidating balance sheets as of September 30, 2023 and December 31, 2022 and the condensed consolidating statements of operations for the three and nine months ended September 30, 2023 and 2022, as applicable, reflect the condensed consolidating financial information of our parent company, CRC (Parent), our combined Unrestricted Subsidiaries, our combined Restricted Subsidiaries and the elimination entries necessary to arrive at the information for the Company on a consolidated basis. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets
As of September 30, 2023 and December 31, 2022

	As of September 30, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total current assets	$488	$27	$414	$—	$929
Total property, plant and equipment, net	13	7	2,702	—	2,722
Investments in consolidated subsidiaries	2,315	(12)	1,434	(3,737)	—
Deferred tax asset	150	—	—	—	150
Investment in unconsolidated subsidiary	—	15	—	—	15
Other assets	13	30	93	—	136
TOTAL ASSETS	$2,979	$67	$4,643	$(3,737)	$3,952

Total current liabilities	109	8	577	—	$694
Long-term debt	589	—	—	—	589
Asset retirement obligations	—	—	388	—	388
Other long-term liabilities	75	68	88	—	231
Amounts due to (from) affiliates	156	12	(168)	—	—
Total equity	2,050	(21)	3,758	(3,737)	2,050
TOTAL LIABILITIES AND EQUITY	$2,979	$67	$4,643	$(3,737)	$3,952

	As of December 31, 2022
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total current assets	$329	$33	$502	$—	$864
Total property, plant and equipment, net	13	6	2,767	—	2,786
Investments in consolidated subsidiaries	2,096	—	1,512	(3,608)	—
Deferred tax asset	164	—	—	—	164
Investment in unconsolidated subsidiary	—	13	—	—	13
Other assets	8	33	99	—	140
TOTAL ASSETS	$2,610	$85	$4,880	$(3,608)	$3,967

Total current liabilities	76	7	811	—	$894
Long-term debt	592	—	—	—	592
Asset retirement obligations	—	—	432	—	432
Other long-term liabilities	78	67	40	—	185
Total equity	1,864	11	3,597	(3,608)	1,864
TOTAL LIABILITIES AND EQUITY	$2,610	$85	$4,880	$(3,608)	$3,967

Condensed Consolidating Statement of Operations
For the three and nine months ended September 30, 2023 and 2022

	Three months ended September 30, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$6	$—	$454	$—	$460
Total costs and other	66	12	397	—	475
Non-operating (loss) income	(12)	(4)	1	—	(15)
(LOSS) INCOME BEFORE INCOME TAXES	(72)	(16)	58	—	(30)
Income tax benefit	8	—	—	—	8
NET (LOSS) INCOME	$(64)	$(16)	$58	$—	$(22)

	Three months ended September 30, 2022
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$1	$—	$1,124	$—	$1,125
Total costs and other	43	14	479	—	536
Gain on asset divestitures	—	—	2	—	2
Non-operating (loss) income	(14)	—	2	—	(12)
(LOSS) INCOME BEFORE INCOME TAXES	(56)	(14)	649	—	579
Income tax provision	(153)	—	—	—	(153)
NET (LOSS) INCOME	$(209)	$(14)	$649	$—	$426

	Nine months ended September 30, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$14	$—	$2,061	$—	$2,075
Total costs and other	177	31	1,349	—	1,557
Gain on asset divestitures	—	—	7	—	7
Non-operating (loss) income	(39)	(9)	4	—	(44)
(LOSS) INCOME BEFORE INCOME TAXES	(202)	(40)	723	—	481
Income tax provision	(105)	—	—	—	(105)
NET (LOSS) INCOME	$(307)	$(40)	$723	$—	$376

	Nine months ended September 30, 2022
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$1	$—	$2,024	$—	$2,025
Total costs and other	125	21	1,259	—	1,405
Gain on asset divestitures	—	—	60	—	60
Non-operating (loss) income	(41)	—	5	—	(36)
(LOSS) INCOME BEFORE INCOME TAXES	(165)	(21)	830	—	644
Income tax provision	(203)	—	—	—	(203)
NET (LOSS) INCOME	$(368)	$(21)	$830	$—	$441

NOTE 13    SUBSEQUENT EVENTS

Revolving Credit Facility Amendment

On October 30, 2023 we amended our Revolving Credit Facility to increase our flexibility to incur new indebtedness in the form of term loans. In addition, the aggregate commitment amount of the Revolving Credit Facility was increased by $3 million to $630 million.

Dividend

On November 1, 2023, our Board of Directors increased the cash dividend policy to anticipate a total annual dividend of $1.24, payable to shareholders in quarterly increments of $0.31 per share of common stock. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. Also on November 1, 2023, our Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock. The dividend is payable to shareholders of record at the close of business on December 1, 2023 and is expected to be paid on December 15, 2023.

Debt Repurchases

In October 2023, we repurchased $30 million in face value of our Senior Notes. After the write-off of a portion of the unamortized debt issuance costs, the extinguishment loss was insignificant.

Item 2Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent energy and carbon management company committed to energy transition. We produce some of the lowest carbon intensity oil in the United States according to a joint report by Ceres and the Clean Air Task Force. We are focused on maximizing the value of our land, minerals and technical resources for oil and gas extraction and decarbonization efforts. We are in the early stages of developing several carbon capture and storage (CCS) projects and other emissions reducing projects in California. We intend to pursue some or all of these projects through our Carbon TerraVault JV that we formed with BGTF Sierra Aggregator LLC (Brookfield). While all of these projects are in early stages, we expect that the size and scope of our projects providing these and similar services and capital spent on such projects will continue to grow given our strategy of expansion into carbon management. For more information about the risks involved in our carbon capture projects, see Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Annual Report) and for more information on the Carbon TerraVault JV, see Part I, Item 1 – Financial Statements, Note 2 Investment in Unconsolidated Subsidiary and Related Party Transactions.

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its consolidated subsidiaries.

Reorganization

In August 2023, we implemented organizational changes that resulted in a headcount reduction of 75 employees. These actions were taken to better align our resources to our strategic priorities and improve our operational efficiency. As a result, we recognized a charge of $7 million in other operating expenses, net for the three months ended September 30, 2023, primarily related to severance benefits. For the nine months ended September 30, 2023, we recognized a severance charge of $10 million. We expect these actions, along with other initiatives taken to streamline our operations, to result in at least $55 million of savings in operating and overhead costs on an annualized basis.

Business Environment and Industry Outlook

Commodity Prices

Our operating results and those of the oil and natural gas industry as a whole are heavily influenced by commodity prices. Oil and natural gas prices and differentials may fluctuate significantly as a result of numerous market-related variables. These and other factors make it impossible to predict realized prices reliably. We may respond to economic conditions by adjusting the amount and allocation of our capital program while continuing to identify efficiencies and cost savings. Volatility in oil prices may materially affect the quantities of oil and natural gas reserves we can economically produce over the longer term. Refer to Prices and Realizations below for information on our realized prices.

The following table presents the average daily benchmark prices for oil and natural gas during the periods presented:

	Three months ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Brent oil ($/Bbl)	$85.95	$78.01	$82.06	$102.33
WTI oil ($/Bbl)	$82.26	$73.78	$77.39	$98.09
NYMEX Henry Hub ($/MMBtu) Average Monthly Settled Price	$2.55	$2.10	$2.69	$6.77

Regulatory Updates

Water Injection

Our operations in the Wilmington Oil Field utilize injection wells to reinject produced water pursuant to waterflooding plans. These operations are subject to regulation by the City of Long Beach and CalGEM. We are currently in discussions with the City of Long Beach and CalGEM with respect to what injection well pressure gradient complies with CalGEM’s regulatory requirements for the protection of underground sources of drinking water, while at the same time mitigating subsidence risk. CalGEM's local office has preliminarily indicated that the injection well pressure gradient should be reduced from the gradient that has been used for several decades, although a final determination has not yet been made and remains subject to our ongoing discussions. If CalGEM were to ultimately determine to reduce the injection well pressure gradient, and we were unable to reverse that decision on appeal or other legal challenge, we expect any material reduction in injection well pressure gradient for our operations in the Wilmington Oil Field would result in a decrease in production and reserves from the field. For additional information, see Part I, Item 1 & 2 – Business and Properties, Regulation of the Industries in Which We Operate, Regulation of Exploration and Production Activities and the Risk factor entitled "Our business is highly regulated and government authorities can delay or deny permits and approvals or change requirements governing our operations, including hydraulic fracturing and other well stimulation methods, enhanced production techniques and fluid injection or disposal, that could increase costs, restrict operations and change or delay the implementation of our business plans" in our 2022 Annual Report.

Bonding Requirements and AB 1167

See Part II, Item 1A – Risk Factors for recent California legislative activity on bonding requirements associated with certain transfers of interests in oil and gas wells.

California Climate Disclosures

In October 2023, the Governor of California signed two bills that will require climate-related disclosures, both of which apply to us. Senate Bill 253 (SB-253) requires the annual disclosure of Scope 1, Scope 2 and Scope 3 GHG emissions, with certain GHG emissions data subject to third-party assurance. The bill requires disclosure beginning in 2026 (for the 2025 reporting year). Senate Bill 261 (SB-261) requires biennial disclosures posted on a company's website related to climate-related financial risks and the measures a company has adopted to reduce and adapt to such risks.

Supply Chain Constraints and Inflation

We continued to experience relatively flat pricing from our suppliers in the nine months ended September 30, 2023 compared to the same period in 2022. We have long term vendor relationships and have taken measures to limit the effects of inflation by entering into contracts for a significant majority of our materials and services with terms of one to three years. We have not experienced any meaningful inflation in connection with recent contract renewals and continue to expect minimal inflation in our supply chain.

Production

The following table sets forth our average net production of oil, NGLs and natural gas per day in each of the California oil and natural gas basins in which we operated for the periods presented.

	Three months ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
Oil (MBbl/d)
San Joaquin Basin	33	34	34	37
Los Angeles Basin	18	19	19	18
Total	51	53	53	55
NGLs (MBbl/d)
San Joaquin Basin	11	11	11	11
Total	11	11	11	11
Natural gas (MMcf/d)
San Joaquin Basin	122	119	120	128
Los Angeles Basin	1	1	1	1
Sacramento Basin	15	15	15	18
Total	138	135	136	147

Total Net Production (MBoe/d)	85	86	87	91

Total daily net production for the three months ended September 30, 2023, compared to the three months ended June 30, 2023 decreased by 1 MBoe/d largely due to natural decline for oil. Our production-sharing contracts (PSCs), which are described below, did not have a significant impact on our net oil production in the three months ended September 30, 2023 compared to the three months ended June 30, 2023.

Total daily net production for the nine months ended September 30, 2023, compared to the same prior year period decreased by 4 MBoe/d largely due to natural decline and the divestiture of our remaining 50% working interest in certain zones in the Lost Hills field in February 2022. This decrease was partially offset by increased production from drilling and workover activity in Long Beach and our PSCs positively impacted our net production by 2 MBoe/d in the nine months ended September 30, 2023 compared to the same prior year period.

The following table reconciles our average net production to our average gross production (which includes production from the fields we operate and our share of production from fields operated by others) for the periods presented:

	Three months ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
	(MBoe/d)
Total Net Production	85	86	87	91
Partners' share under PSC-type contracts	7	7	6	8
Working interest and royalty holders' share	7	8	8	7
Changes in NGL inventory and other	2	2	1	1
Total Gross Production	101	103	102	107

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

	Three months ended
	September 30, 2023		June 30, 2023
	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs	$196	$24.96	$186	$23.71
Excess costs attributable to PSC-type contracts	(19)	$(2.39)	(17)	$(2.15)
Operating costs, excluding effects of PSC-type contracts	$177	$22.57	$169	$21.56

	Nine months ended
	September 30, 2023		September 30, 2022
	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs	$636	$26.80	$586	$23.71
Excess costs attributable to PSC-type contracts	(54)	$(2.26)	(58)	$(2.35)
Operating costs, excluding effects of PSC-type contracts	$582	$24.54	$528	$21.36

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

Prices and Realizations

The following tables set forth the average realized prices and price realizations as a percentage of average Brent, WTI and NYMEX indexes for our products for the periods presented:

	Three months ended
	September 30, 2023		June 30, 2023
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$85.95		$78.01

Realized price without derivative settlements	$85.36	99%	$75.77	97%
Derivative settlements	(19.24)		(12.11)
Realized price with derivative settlements	$66.12	77%	$63.66	82%

WTI	$82.26		$73.78

Realized price without derivative settlements	$85.36	104%	$75.77	103%
Realized price with derivative settlements	$66.12	80%	$63.66	86%

NGLs ($ per Bbl)
Realized price (% of Brent)	$44.95	52%	$42.48	54%
Realized price (% of WTI)	$44.95	55%	$42.48	58%

Natural gas
NYMEX Henry Hub ($/MMBtu) - Average Monthly Settled Price	$2.55		$2.10

Realized price ($/Mcf)	$4.83	189%	$3.46	165%

	Nine months ended
	September 30, 2023		September 30, 2022
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$82.06		$102.33

Realized price without derivative settlements	$79.90	97%	$102.01	100%
Derivative settlements	(15.65)		(40.05)
Realized price with derivative settlements	$64.25	78%	$61.96	61%

WTI	$77.39		$98.09

Realized price without derivative settlements	$79.90	103%	$102.01	104%
Realized price with derivative settlements	$64.25	83%	$61.96	63%

NGLs ($ per Bbl)
Realized price (% of Brent)	$48.89	60%	$66.98	65%
Realized price (% of WTI)	$48.89	63%	$66.98	68%

Natural gas
NYMEX Henry Hub ($/MMBtu) - Average Monthly Settled Price	$2.69		$6.77

Realized price without derivative settlements ($/Mcf)	$9.85	366%	$7.33	108%
Derivative settlements	—		(0.12)
Realized price with derivative settlements ($/Mcf)	$9.85	366%	$7.21	106%

Oil — Brent prices increased for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 as OPEC and Saudi Arabia announced extended production cuts in September 2023. Oil prices in the nine months ended September 30, 2023 were lower than the same prior year period in 2022 as global energy inventories (including crude, refined products and natural gas) stabilized and as Russian crude and refined products continued to reach markets.

NGLs — NGL prices for the three months ended September 30, 2023 increased compared to the three months ended June 30, 2023 in concert with crude pricing. NGL prices for the nine months ended September 30, 2023 decreased compared to the same prior year period as prices for competing and complementary products (natural gas, crude oil) have declined and as NGL production and inventories grew to near-record levels. For both periods, California remained a premium market compared to other North American locations.

Natural Gas — Our realized price for natural gas increased for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 driven by incremental gas-fired electrical generation and replenishment of natural gas storage inventories. Natural gas prices in the nine months ended September 30, 2023 were higher than the same period in 2022 largely reflecting the unusually high pricing experienced in California natural gas markets during the first quarter of 2023.

Statements of Operations Analysis

Results of Oil and Gas Operations

The following table includes key operating data for our oil and gas operations, excluding certain corporate expenses, on a per Boe basis for the three months ended September 30, 2023 and June 30, 2023 and the nine months ended September 30, 2023 and 2022. Energy operating costs consist of purchased natural gas used to generate electricity for our operations and steam for our steamfloods, purchased electricity and internal costs to generate electricity used in our operations. Gas processing costs include costs associated with compression, maintenance and other activities needed to run our gas processing facilities at Elk Hills. Non-energy operating costs equal total operating costs less energy operating costs and gas processing costs.

	Three months ended		Nine months ended
	September 30, 2023	June 30, 2023	September 30, 2023	September 30, 2022
	($ per Boe)
Energy operating costs	$9.42	$7.39	$10.87	$9.83
Gas processing costs	$0.64	$0.64	$0.59	$0.53
Non-energy operating costs	$14.90	$15.68	$15.34	$13.35
Operating costs	$24.96	$23.71	$26.80	$23.71
Field general and administrative expenses(a)	$1.27	$1.40	$1.39	$1.01
Field depreciation, depletion and amortization(b)	$6.62	$6.50	$6.62	$5.30
Field taxes other than on income	$4.33	$3.70	$3.92	$3.36
(a)Excludes unallocated general and administrative expenses.
(b)Excludes depreciation, depletion and amortization related to our corporate assets and our Elk Hills power plant.

Operating costs increased during the three months ended September 30, 2023 compared to the three months ended June 30, 2023 primarily due to higher energy operating costs as electricity and natural gas prices in California markets increased between quarters. Operating costs were higher in the nine months ended September 30, 2023 compared to the same prior year period primarily due to increased energy operating costs as well as increased downhole maintenance activity in 2023. Lower production volumes also contributed to the increase on a per Boe basis.

Field depreciation, depletion and amortization increased during the nine months ended September 30, 2023 compared to the same prior year period primarily due to a change in our depreciation, depletion and amortization rates which are periodically adjusted to reflect current reserve estimates. Lower production volumes also contributed to the increase on a per Boe basis.

Field taxes other than on income increased during the three months ended September 30, 2023 compared to the three months ended June 30, 2023, and the nine months ended September 30, 2023 compared to the same prior year period primarily due to higher ad valorem taxes in the second half of 2023, which in California are heavily influenced by commodity prices.

Consolidated Results of Operations

For financial information related to our subsidiaries designated as Unrestricted Subsidiaries under the Senior Notes Indenture, see Part I, Item 1 – Financial Statements, Note 12 Condensed Consolidated Financial Information.

Three months ended September 30, 2023 compared to June 30, 2023

The following table presents our operating revenues for the three months ended September 30, 2023 and June 30, 2023:

	Three months ended
	September 30, 2023	June 30, 2023
	(in millions)
Oil, natural gas and NGL sales	$510	$447
Net (loss) gain from commodity derivatives	(204)	31
Marketing of purchased natural gas	78	72
Electricity sales	67	34
Other revenue	9	7
Total operating revenues	$460	$591

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $510 million for the three months ended September 30, 2023, which is an increase of $63 million compared to $447 million for the three months ended June 30, 2023. This increase was primarily due to higher realized prices for the third quarter of 2023, partially offset by lower oil production volumes as shown in the table below. The effect of cash settlements on our commodity derivative contracts is not included in the table below.

	Oil	NGLs	Natural Gas	Total
	(in millions)
Three months ended June 30, 2023	$362	$42	$43	$447
Changes in realized prices	49	3	17	69
Changes in production	(9)	2	1	(6)
Three months ended September 30, 2023	$402	$47	$61	$510
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

Net (loss) gain from commodity derivatives — Net loss from commodity derivatives was $204 million for the three months ended September 30, 2023 compared to net gain of $31 million for the three months ended June 30, 2023. The net loss from commodity derivatives primarily resulted from changes in the fair value of our outstanding commodity derivatives from the positions held as well as the relationship between contract prices and the associated forward curves at the end of each measurement period.

Payments on commodity derivatives were $95 million for the three months ended September 30, 2023 compared to $63 million for the three months ended June 30, 2023. Including the effect of settlement payments for commodity derivatives, the price received for our oil, natural gas and NGL sales decreased by $31 million compared to the three months ended June 30, 2023.

	Three months ended
	September 30, 2023	June 30, 2023
	(in millions)
Non-cash commodity derivative (loss) gain	$(109)	$94
Net cash payments on settled commodity derivatives	(95)	(63)
Net (loss) gain from commodity derivatives	$(204)	$31

Electricity sales — Electricity sales increased by $33 million to $67 million for the three months ended September 30, 2023 compared to $34 million for the three months ended June 30, 2023 predominately due to higher power prices during the third quarter of 2023.

The following table presents our operating and non-operating expenses and income for the three months ended September 30, 2023 and June 30, 2023:

	Three months ended
	September 30, 2023	June 30, 2023
	(in millions)
Operating expenses
Energy operating costs	$74	$58
Gas processing costs	5	5
Non-energy operating costs	117	123
General and administrative expenses	65	71
Depreciation, depletion and amortization	56	56
Taxes other than on income	48	42
Exploration expense	—	1
Purchased natural gas marketing expense	31	27
Electricity generation expenses	23	13
Transportation costs	16	16
Accretion expense	12	11
Other operating expenses, net	28	21
Total operating expenses	475	444
Gain on asset divestitures	—	—
Operating (loss) income	(15)	147

Non-operating (expenses) income
Interest and debt expense	(15)	(14)
Loss from investment in unconsolidated subsidiary	(3)	(1)
Other non-operating income	3	3
(Loss) income before income taxes	(30)	135
Income tax benefit (provision)	8	(38)
Net (loss) income	$(22)	$97

Energy operating costs — Energy operating costs for the three months ended September 30, 2023 were $74 million, which was an increase of $16 million from $58 million for the three months ended June 30, 2023. This increase was a result of higher natural gas prices in the third quarter of 2023. For more information on our natural gas market prices, see Prices and Realizations above.

Non-energy operating costs — Non-energy operating costs for the three months ended September 30, 2023 were $117 million compared to $123 million for the three months ended June 30, 2023, which is a decrease of $6 million primarily due to a reduction in downhole maintenance activity. Non-energy operating costs include $2 million and $3 million of stock-based compensation expense related to our cash-settled awards for the three months ended September 30, 2023 and June 30, 2023, respectively. See General and administrative expenses below for additional information on our stock-based compensation awards.

General and administrative expenses — General and administrative (G&A) expenses were $65 million for the three months ended September 30, 2023, which was a decrease of $6 million from $71 million for the three months ended June 30, 2023. The decrease in G&A expenses was primarily attributable to a reduction in compensation-related expenses following a headcount reduction in August 2023.

The table below shows G&A expenses for our exploration and production business (including unallocated corporate overhead and other) separately from our carbon management business. The amounts shown for our carbon management business do not include expenses borne by the Carbon TerraVault JV.

	Three months ended
	September 30, 2023	June 30, 2023
	(in millions)
Exploration and production, corporate and other	$61	$68
Carbon management business	4	3
Total general and administrative expenses	$65	$71

Stock-based compensation awards are granted under our stock-based compensation plans to executives, non-executive employees and non-employee directors that are either settled with shares of our common stock or cash. Our equity-settled awards granted to executives include performance stock units and restricted stock units that either cliff vest at the end of a two- or three-year period or vest ratably over a two- or three-year period. Our equity-settled awards granted to non-employee directors are restricted stock units that vest ratably over a three-year period. Our cash-settled awards granted to non-executive employees vest ratably over a three-year period. Grants of equity-settled awards in 2021 contemplated that no corresponding grants would be made in 2022. Additional grants were made in 2023.

Changes in our stock price introduce volatility in our results of operations because we pay half of our cash-settled awards based on our stock price performance and we adjust our obligation for unvested cash-settled awards at the end of each reporting period. Equity-settled awards are not similarly adjusted for changes in our stock price.

Stock-based compensation included in G&A expense is shown in the table below:

	Three months ended
	September 30, 2023	June 30, 2023
	(in millions)
Cash-settled awards	$3	$5
Stock-settled awards	7	8
Total included in general and administrative expenses	$10	$13

Electricity generation expenses — Electricity generation expenses for the three months ended September 30, 2023 were $23 million, which was an increase of $10 million from $13 million for the three months ended June 30, 2023. This increase was primarily due to higher prices for natural gas.

Income taxes – The income tax benefit for the three months ended September 30, 2023 was $8 million (representing an effective tax rate of 27%), compared to a provision of $38 million (representing an effective tax rate of 28%) for the three months ended June 30, 2023.

Nine months ended September 30, 2023 compared to September 30, 2022

The following table presents our operating revenues for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30, 2023	September 30, 2022
	(in millions)
Oil, natural gas and NGL sales	$1,672	$2,026
Net loss from commodity derivatives	(131)	(419)
Marketing of purchased natural gas	334	220
Electricity sales	169	171
Other revenue	31	27
Total operating revenues	$2,075	$2,025

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $1,672 million for the nine months ended September 30, 2023, which is a decrease of $354 million compared to $2,026 million for the nine months ended September 30, 2022. This decrease was primarily due to changes in realized prices as shown in the table below, including lower realized prices for oil and NGLs, partially offset by higher realized prices for natural gas. The effect of cash settlements on our commodity derivative contracts is not included in the table below.

	Oil	NGLs	Natural Gas	Total
	(in millions)
Nine months ended September 30, 2022	$1,527	$205	$294	$2,026
Changes in realized prices	(331)	(55)	101	(285)
Changes in production	(42)	1	(28)	(69)
Nine months ended September 30, 2023	$1,154	$151	$367	$1,672
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

Net loss from commodity derivatives — Net loss from commodity derivatives was $131 million for the nine months ended September 30, 2023 compared to a net loss of $419 million for the nine months ended September 30, 2022. The net loss from commodity derivatives primarily resulted from changes in the fair value of our outstanding commodity derivatives from the positions held as well as the relationship between contract prices and the associated forward curves at the end of each measurement period.

Payments on commodity derivatives were $223 million for the nine months ended September 30, 2023 compared to payments of $604 million for the nine months ended September 30, 2022. Including the effect of settlement payments for commodity derivatives, our oil, natural gas and NGL sales increased by $27 million compared to the nine months ended September 30, 2022.

	Nine months ended
	September 30, 2023	September 30, 2022
	(in millions)
Non-cash commodity derivative gain	$92	$185
Net cash payments on settled commodity derivatives	(223)	(604)
Net loss from commodity derivatives	$(131)	$(419)

Marketing of purchased natural gas — Marketing of purchased natural gas relates to natural gas acquired from third parties which is subsequently sold in connection with certain of our marketing activities. Marketing of purchased natural gas were $334 million for the nine months ended September 30, 2023, an increase of $114 million from $220 million during the nine months ended September 30, 2022. The increase was primarily the result of higher prices during 2023, which peaked in January 2023. Revenues from marketing of purchased natural gas net of related purchased natural gas marketing expense were $152 million for the nine months ended September 30, 2023 compared to $34 million for the nine months ended September 30, 2022.

The following table presents our operating and non-operating expenses and income for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30, 2023	September 30, 2022
	(in millions)
Operating expenses
Energy operating costs	$258	$243
Gas processing costs	14	13
Non-energy operating costs	364	330
General and administrative expenses	201	163
Depreciation, depletion and amortization	170	149
Asset impairment	3	2
Taxes other than on income	132	120
Exploration expense	2	3
Purchased natural gas marketing expense	182	186
Electricity generation expenses	85	99
Transportation costs	49	37
Accretion expense	35	32
Other operating expenses, net	62	28
Total operating expenses	1,557	1,405
Gain on asset divestitures	7	60
Operating income	525	680

Non-operating (expenses) income
Interest and debt expense	(43)	(39)
Loss from investment in unconsolidated subsidiary	(6)	—
Other non-operating income	5	3
Income before income taxes	481	644
Income tax provision	(105)	(203)
Net income	$376	$441

Energy operating costs — Energy operating costs for the nine months ended September 30, 2023 were $258 million, which was an increase of $15 million from $243 million for the nine months ended September 30, 2022. This increase was a result of higher prices in the nine months of 2023 compared to the same prior year period. For more information on our natural gas market prices, see Prices and Realizations above.

Non-energy operating costs — Non-energy operating costs were $364 million for the nine months ended September 30, 2023, which was an increase of $34 million from $330 million for the nine months ended September 30, 2022. The increase was predominately a result of higher downhole maintenance activity. Non-energy operating costs also includes $6 million and $3 million of stock-based compensation expense related to our cash-settled awards for the nine months ended September 30, 2023 and 2022, respectively. See General and administrative expenses below for additional information on our stock-based compensation awards.

General and administrative expenses — General and administrative (G&A) expenses were $201 million for the nine months ended September 30, 2023, which was an increase of $38 million from $163 million for the nine months ended September 30, 2022. The increase in G&A expenses was primarily attributable to compensation-related expenses, related to stock-based compensation awards granted in 2023 that had not been granted in 2022. Grants of equity-settled awards in 2021 following our emergence from bankruptcy contemplated that no corresponding grants would be made in 2022. G&A expenses also increased to a lesser extent due to increased headcount in our carbon management business, and higher spending to streamline our information technology infrastructure. Stock-based compensation awards are discussed further below.

The table below shows G&A expenses for our exploration and production business (in addition to unallocated corporate overhead and other) separately from our carbon management business. The amounts shown for our carbon management business do not include expenses borne by the Carbon TerraVault JV.

	Nine months ended
	September 30, 2023	September 30, 2022
	(in millions)
Exploration and production, corporate and other	$191	$153
Carbon management business	10	10
Total general and administrative expenses	$201	$163

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

Stock-based compensation included in G&A expense is shown in the table below:

	Nine months ended
	September 30, 2023	September 30, 2022
	(in millions)
Cash-settled awards	$11	$6
Stock-settled awards	21	13
Total included in general and administrative expenses	$32	$19

Depreciation, depletion and amortization — Depreciation, depletion and amortization (DD&A) increased $21 million to $170 million for the nine months ended September 30, 2023 from $149 million for the nine months ended September 30, 2022. The increase was primarily due to a change in our DD&A rates which are periodically adjusted to reflect current reserve estimates.

Taxes other than on income — Taxes other than on income were $132 million for the nine months ended September 30, 2023, which was an increase of $12 million from $120 million for the nine months ended September 30, 2022. The increase was primarily related to higher ad valorem taxes in 2023.

Electricity generation expense — Electricity generation expenses for the nine months ended September 30, 2023 were $85 million, which was a decrease of $14 million from $99 million for the same prior year period. This decrease was primarily due to lower prices for natural gas.

Transportation costs — Transportation costs increased by $12 million to $49 million for the nine months ended September 30, 2023 from $37 million for the nine months ended September 30, 2022. The increase in transportation costs was a result of higher natural gas marketing activities.

Other operating expenses, net — Other operating expenses, net were $62 million for the nine months ended September 30, 2023, which was an increase of $34 million from $28 million during the same prior year period. The increase was primarily related to costs to implement operational efficiencies in 2023, including severance, and higher expenses related to our carbon management.

The table below shows other operating expenses, net for our exploration and production business (including unallocated corporate overhead and other) separately from our carbon management business. Carbon management expenses include lease cost for carbon sequestration easements, advocacy, technical evaluation of carbon storage and other startup related costs. The amounts shown for our carbon management business do not include expenses borne by the Carbon TerraVault JV.

	Nine months ended September 30,
	2023	2022
	(in millions)
Exploration and production, corporate and other	$41	$25
Carbon management business	21	3
Total other operating expenses, net	$62	$28

Income taxes – The income tax provision for the nine months ended September 30, 2023 was $105 million (representing an effective tax rate of 22%), compared to $203 million (representing an effective tax rate of 32%) for the nine months ended September 30, 2022. The income tax provision for the nine months ended September 30, 2022 included a valuation allowance related to our Lost Hills divestiture that was released in the nine months ended September 30, 2023. See Part I, Item 1 – Financial Statements, Note 6 Income Taxes for more information on a valuation allowance related to our Lost Hills divestiture.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the nine months ended September 30, 2023 were for capital investments, repurchases of our common stock and dividends. Refer to Part I, Item 1 – Financial Statements, Note 3 Debt for information on repurchases of our Senior Notes. In October 2023, we repurchased an additional $30 million of our Senior Notes at an average price of 100.50% of par. Following these repurchases, the remaining principal amount of our outstanding Senior Notes is $565 million.

The following table summarizes our liquidity:

September 30, 2023
(in millions)
Cash and cash equivalents	$479
Revolving Credit Facility:
Borrowing capacity(a)	627
Outstanding letters of credit	(148)
Availability	$479

Liquidity	$958
(a)As part of the October 30, 2023 amendment to our Revolving Credit Facility, our borrowing capacity increased by $3 million to $630 million.

We recently amended our Revolving Credit Facility as described in Part I, Item 1 – Financial Statements, Note 3 Debt and Note 13 Subsequent Events, and continue to evaluate refinancing options for our Senior Notes. We also intend to pursue financing options for our carbon management business that are separate from the rest of our business.

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

Cash Flow Analysis

Cash flows from operating activities — For the nine months ended September 30, 2023, our operating cash flow decreased $54 million to $522 million from $576 million in the same period in 2022. The decreases in operating cash flow for the nine months ended September 30, 2023 primarily relates to lower average realized oil prices as well as production volumes in 2023 compared to the same prior-year period.

Cash flows used in investing activities — The following table provides a comparative summary of net cash used in investing activities:

	Nine months ended September 30,
	2023	2022
	(in millions)
Capital investments	$(119)	$(304)
Changes in accrued capital investments	(10)	5
Proceeds from divestitures, net	—	79
Acquisitions	(1)	(17)
Distribution related to the Carbon TerraVault JV	—	12
Capitalized joint venture transaction costs	—	(12)
Other, net	(3)	(1)
Net cash used in investing activities	$(133)	$(238)

Cash flows used in financing activities — The following table provides a comparative summary of net cash used in financing activities:

	Nine months ended September 30,
	2023	2022
	(in millions)
Repurchases of common stock	$(143)	$(247)
Common stock dividends	(59)	(39)
Issuance of common stock	1	$1
Debt amendment costs	(8)	$—
Debt repurchases	(5)	$—
Shares cancelled for taxes	(3)	$—
Net cash used in financing activities	$(217)	$(285)

2023 Capital Program

Our capital program is dynamic in response to commodity price volatility while focusing on oil production and maximizing our free cash flow. We expect our 2023 capital program to range between $185 and $210 million under current conditions with continuing focus on high return workover activity and facilities projects. For the remainder of 2023, we will execute a one rig program in the Los Angeles basin. Our level of spending in the fourth quarter of 2023 includes procuring critical components for planned maintenance at our power plant and a gas processing facility at Elk Hills in 2024 as well as incremental spending to advance our carbon management business.

The amounts in the table below reflect components of our capital investment for the periods indicated, excluding changes in capital investment accruals:

	2023 Full Year Estimate	Nine months ended September 30, 2023
	(in millions)
Oil and natural gas operations	$ 155 - 170	$106
Carbon management business	5 - 10	1
Corporate and other	25 - 30	12
Total Capital	$ 185 - 210	$119

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

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the three months ended September 30, 2023. See Part I, Item 1 – Financial Statements, Note 5 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of September 30, 2023 and Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2022 Annual Report for information on the hedging requirements included in our Revolving Credit Facility.

Dividends

Our Board of Directors declared the following cash dividends in each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
2023
Three months ended March 31, 2023	$20	$0.2825
Three months ended June 30, 2023	20	$0.2825
Three months ended September 30, 2023	19	$0.2825
Nine months ended September 30, 2023	$59
2022
Three months ended March 31, 2022	$13	$0.1700
Three months ended June 30, 2022	13	$0.1700
Three months ended September 30, 2022	13	$0.1700
Nine months ended September 30, 2022	$39

The declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. For information regarding past dividends paid, see Cash Flow Analysis, Cash Flow Used in Financing Activities above. See Note 13 Subsequent Events for information regarding a recent increase to our dividend policy.

Share Repurchase Program

Our Board of Directors has authorized a Share Repurchase Program to acquire up to $1.1 billion of our common stock through June 30, 2024. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions and contractual limitations in our debt agreements. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend, or discontinue authorization of the program at any time. The aggregate value of shares that may yet be purchased under the Share Repurchase Program totaled $497 million, excluding commissions and excise taxes on repurchases, as of September 30, 2023. The following is a summary of our share repurchases, held as treasury stock for the periods presented:

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share
	(number of shares)	(in millions)	($ per share)
Three months ended September 30, 2022	1,921,181	$80	$41.78
Three months ended September 30, 2023	365,145	$20	$54.75

Nine months ended September 30, 2022	5,845,082	$247	$42.29
Nine months ended September 30, 2023	3,407,655	$143	$41.69

Inception of Program (May 2021) through September 30, 2023	14,863,915	$604	$40.53
Note: The total value of shares purchased includes approximately $1 million in the nine months ended September 30, 2023 related to excise taxes on share repurchases, which was effective beginning in 2023. Commissions paid were not significant in all periods presented.

Divestitures and Acquisitions

See Part I, Item 1 – Financial Statements, Note 7 Divestitures and Acquisitions for information on our transactions during the three and nine months ended September 30, 2023 and 2022.

Lawsuits, Claims, Commitments and Contingencies

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties, or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at September 30, 2023 and December 31, 2022 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

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
•government policy, war and political conditions and events, including the wars in Ukraine and Israel and oil sanctions on Russia, Iran and others;
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

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2023, there were no material changes to market risks from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2022 Annual Report.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. These commodity price changes also impact the volume changes under our PSC-type contracts. We maintain a commodity hedging program primarily focused on hedging crude oil sales to help protect our cash flows, margins and capital program from the volatility of crude oil prices. As of September 30, 2023, we had a net liability of $138 million for our commodity derivative positions which are carried at fair value. For more information on our derivative positions as of September 30, 2023, refer to Part I, Item 1 – Financial Statements, Note 5 Derivatives. We have price exposure for natural gas we purchase and use in our business. We used natural gas to generate electricity for our operations and higher natural gas prices will also result in an increase to our electricity costs.

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

As of September 30, 2023, the majority of our credit exposure was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at September 30, 2023 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

Changes in interest rate may affect the amount of interest we pay on our long-term debt. We had no variable-rate debt outstanding as of September 30, 2023. Our Senior Notes bear interest at a fixed rate of 7.125% per annum.

Item 4 Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 14, 2023, the Center for Biological Diversity filed a writ petition against the City of Long Beach and the State of California, naming us and our subsidiary, the THUMS Long Beach Company, as Real Parties in Interest. The Petition generally alleges that the City of Long Beach, the Long Beach City Council, and the California State Lands Commission violated the California Environmental Quality Act by failing to evaluate the environmental impacts of certain activities (drilling and injection) authorized under Long Beach’s 2023 Annual Plan and 2023-2028 Program Plan for the Long Beach Unit, both of which received final approval in May 2023. The Petition seeks the setting aside of the approvals of the Plans and the enjoinment of any activities described thereunder until the requirements of CEQA are met; namely that an environmental review is completed. We believe the City and the State have strong defenses and we intend to vigorously defend against the Petition as a Real Party in Interest. However, we cannot predict the ultimate outcome of this action with certainty.

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2022 Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and June 30, 2023. Except as set forth below, there were no material changes to those risk factors during the three months ended September 30, 2023.

Recent action by the State of California imposing additional financial assurance requirements related to plugging and abandonment costs, decommissioning, and site restoration on those who acquire the right to operate wells and production facilities could impact our ability to sell or acquire assets in the state of California or increase our costs in connection with the same.

On October 7, 2023, the California Governor signed into law Assembly Bill 1167 (AB 1167), which imposes more stringent financial assurance requirements on persons who acquire the right to operate a well or production facility in the state of California, requiring them to file either an individual indemnity bond for single-well or production facility acquisitions, or a blanket indemnity bond for multiple wells or production facilities. The bond imposed on the acquirer will be in an amount determined by the state to sufficiently cover plugging and abandonment costs, decommissioning, and site restoration, and AB 1167 prohibits the closing of any acquisition of a well or production facility until a determination on the appropriate bond amount has been completed by the state and the bond has been filed. We are still assessing the impact of AB 1167. In addition, although AB 1167 has been signed into law, Governor Newsom has called for further legislative changes to these new requirements to mitigate against the potential risk of the implementation of AB 1167 ultimately increasing the number of orphaned idle or low-producing wells in California. However, we cannot predict what form these changes may ultimately take or if the legislature will act on the Governor’s request. Implementation of this law may lead to the delay or additional costs with respect to acquisitions or dispositions, which could impact our ability to grow or explore new strategic areas – or exit others – within the state of California.

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

Our share repurchase activity for the three months ended September 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
July 1, 2023 - July 31, 2023	—	$—	—	$—
August 1, 2023 - August 31, 2023	365,145	$54.75	365,145	—
September 1, 2023 - September 30, 2023	—	$—	—	—
Total	365,145	$54.75	365,145	$—
(a)The total value of shares that may yet be purchased under the Share Repurchase Program totaled $497 million as of September 30, 2023.

Item 5     Other Disclosures

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*,**
First Amendment to the Amended and Restated Credit Agreement, dated as of October 30, 2023, by and among California Resources Corporation, as the Borrower, the several lenders from time to time parties thereto and Citibank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.

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

CALIFORNIA RESOURCES CORPORATION

DATE:	November 2, 2023	/s/ Noelle M. Repetti
Noelle M. Repetti
Senior Vice President and Controller
(Principal Accounting Officer)