Form 10-Q
period 2024-03-31
California Resources Corp
filed 2024-05-08
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
OR
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
The number of shares of common stock outstanding as of March 31, 2024 was 68,530,744.

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
•WTI - West Texas Intermediate.

PART I    FINANCIAL INFORMATION

Item 1Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of March 31, 2024 and December 31, 2023
(in millions, except share data)

	March 31,	December 31,
	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$403	$496
Trade receivables	192	216
Inventories	70	72
Assets held for sale	13	13
Receivable from affiliate	66	19
Other current assets, net	95	113
Total current assets	839	929
PROPERTY, PLANT AND EQUIPMENT	3,514	3,437
Accumulated depreciation, depletion and amortization	(721)	(667)
Total property, plant and equipment, net	2,793	2,770
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	16	19
DEFERRED INCOME TAXES	139	132
OTHER NONCURRENT ASSETS	123	148
TOTAL ASSETS	$3,910	$3,998

CURRENT LIABILITIES
Accounts payable	251	245
Liabilities associated with assets held for sale	5	5
Accrued liabilities	338	366
Total current liabilities	594	616
NONCURRENT LIABILITIES
Long-term debt, net	541	540
Asset retirement obligations	429	422
Other long-term liabilities	253	201
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (84,460,423 and 83,557,800 shares issued; 68,530,744 and 68,693,885 shares outstanding at March 31, 2024 and December 31, 2023)	1	1
Treasury stock (15,929,679 shares held at cost at March 31, 2024 and 14,863,915 shares held at cost at December 31, 2023)	(662)	(604)
Additional paid-in capital	1,295	1,329
Retained earnings	1,387	1,419
Accumulated other comprehensive income	72	74
Total stockholders' equity	2,093	2,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,910	$3,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2024 and 2023
(dollars in millions, except share and per share data; shares in millions)

	Three months ended March 31,
	2024	2023
REVENUES
Oil, natural gas and NGL sales	$429	$715
Net (loss) gain from commodity derivatives	(71)	42
Revenue from marketing of purchased commodities	74	187
Electricity sales	15	68
Interest and other revenue	7	12
Total operating revenues	454	1,024

OPERATING EXPENSES
Operating costs	176	254
General and administrative expenses	57	65
Depreciation, depletion and amortization	53	58
Asset impairment	—	3
Taxes other than on income	38	42
Exploration expense	1	1
Costs related to marketing of purchased commodities	54	124
Electricity generation expenses	8	49
Transportation costs	20	17
Accretion expense	12	12
Carbon management business expenses	8	5
Other operating expenses, net	37	8
Total operating expenses	464	638
Gain on asset divestitures	6	7
OPERATING (LOSS) INCOME	(4)	393

NON-OPERATING (EXPENSES) INCOME
Interest and debt expense	(13)	(14)
Loss from investment in unconsolidated subsidiary	(3)	(2)
Other non-operating income (loss)	1	(1)
(LOSS) INCOME BEFORE INCOME TAXES	(19)	376
Income tax benefit (provision)	9	(75)
NET (LOSS) INCOME	$(10)	$301

Net (loss) income per share
Basic	$(0.14)	$4.22
Diluted	$(0.14)	$4.09

Weighted-average common shares outstanding
Basic	69.0	71.3
Diluted	69.0	73.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
For the three months ended March 31, 2024 and 2023
(in millions)

	Three months ended March 31,
	2024	2023
Net (loss) income	$(10)	$301
Other comprehensive income:
Amortization of prior service cost credit included in net periodic benefit cost, net of tax(a)	(2)	—
Comprehensive (loss) income attributable to common stock	$(12)	$301
(a) Tax effects of the amortization of prior service cost credit were insignificant for the three months ended March 31, 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the three months ended March 31, 2024 and 2023
(in millions)

	Three months ended March 31, 2024
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2023	$1	$(604)	$1,329	$1,419	$74	$2,219
Net loss	—	—	—	(10)	—	(10)
Share-based compensation	—	—	7	—	—	7
Repurchases of common stock	—	(58)	—	—	—	(58)
Cash dividend ($0.31 per share)	—	—	—	(22)	—	(22)
Shares cancelled for taxes	—	—	(41)	—	—	(41)
Other comprehensive income, net of tax	—	—	—	—	(2)	(2)
Balance, March 31, 2024	$1	$(662)	$1,295	$1,387	$72	$2,093

	Three months ended March 31, 2023
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$1	$(461)	$1,305	$938	$81	$1,864
Net income	—	—	—	301	—	301
Share-based compensation	—	—	7	—	—	7
Repurchases of common stock	—	(59)	—	—	—	(59)
Cash dividend ($0.2825 per share)	—	—	—	(20)	—	(20)
Shares cancelled for taxes	—	—	(1)	—	—	(1)
Balance, March 31, 2023	$1	$(520)	$1,311	$1,219	$81	$2,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2024 and 2023
(in millions)

	Three months ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(10)	$301
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	53	58
Deferred income tax (benefit) provision	(9)	47
Asset impairment	—	3
Net loss (gain) from commodity derivatives	72	(42)
Net payments on settled commodity derivatives	(14)	(65)
Gain on asset divestitures	(6)	(7)
Other non-cash charges to income, net	6	21
Changes in operating assets and liabilities, net	(5)	(6)
Net cash provided by operating activities	87	310

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(54)	(47)
Changes in accrued capital investments	(4)	(13)
Proceeds from asset divestitures, net	10	—
Other, net	(1)	(1)
Net cash used in investing activities	(49)	(61)

CASH FLOW FROM FINANCING ACTIVITIES
Repurchases of common stock	(58)	(59)
Common stock dividends	(21)	(20)
Payments on equity-settled awards	(4)	—
Issuance of common stock	1	1
Bridge loan commitment and debt amendment costs	(8)	—
Shares cancelled for taxes	(41)	(1)
Net cash used in financing activities	(131)	(79)
(Decrease) increase in cash and cash equivalents	(93)	170
Cash and cash equivalents—beginning of period	496	307
Cash and cash equivalents—end of period	$403	$477

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

NOTE 1    BASIS OF PRESENTATION

We are an independent oil and natural gas exploration and production and carbon management company operating properties exclusively within California. We are committed to energy transition and have some of the lowest carbon intensity production in the United States. We are in the early stages of permitting several carbon capture and storage (CCS) projects in California. Our carbon management business, which we refer to as Carbon TerraVault, is expected to build, install, operate and maintain CO2 capture equipment, transportation assets and storage facilities in California. In August 2022, we entered into a joint venture with BGTF Sierra Aggregator LLC (Brookfield) to pursue carbon management and storage activities (Carbon TerraVault JV). See Note 3 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV.

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

The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting policies and make informed estimates and judgments regarding certain types of financial statement balances and disclosures. Actual results could differ. Management believes that these estimates and judgments provide a reasonable basis for the fair presentation of our condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report).

The carrying amounts of cash, cash equivalents and on-balance sheet financial instruments, other than debt, approximate fair value. Refer to Note 4 Debt for the fair value of our debt.

Certain prior period balances related to natural gas liquid (NGL) marketing activities have been reclassified to conform to our 2024 presentation. For the three months ended March 31, 2023, we reclassified $3 million related to NGL storage activities from other revenue to revenue from marketing of purchased commodities on our condensed consolidated statement of operations.

NOTE 2    PENDING AERA MERGER

On February 7, 2024, we entered into a definitive agreement and plan of merger (Merger Agreement) to combine with Aera Energy, LLC (Aera) in an all-stock transaction (Aera Merger) with an effective date of January 1, 2024. Aera is a leading operator of mature fields in California, primarily in the San Joaquin and Ventura basins, with high oil-weighted production.

Pursuant to the Merger Agreement, we have agreed to issue 21,170,357 shares of common stock (subject to customary adjustments in the event of stock splits, dividend paid in stock and similar items) plus an additional number of shares determined by reference to the dividends declared by us having a record date between the effective date and closing as more fully described in the Merger Agreement. Upon closing, Aera's $950 million outstanding long-term debt will become due as a result of a change in control provision within their legacy debt agreement. We expect to repay a significant portion of this indebtedness with cash on hand and borrowings under our Revolving Credit Facility. We intend to refinance the balance through one or more debt capital markets transactions and, only to the extent necessary, borrowings under a bridge loan facility provided by Citigroup Global Markets, Inc. (the Bank). Under the terms of our debt commitment letter with the Bank, it has committed, subject to satisfaction of customary conditions, to provide us with an unsecured 364-day bridge loan facility in an aggregate principal amount of $500 million (Bridge Loan Facility). Additionally, we have amended our Revolving Credit Facility as described in Note 4 Debt in connection with the pending Aera Merger. During the three months ended March 31, 2024, we incurred $8 million related to the bridge loan commitment and amending our Revolving Credit Facility which is reported in other current assets, net on our condensed consolidated balance sheet.

Closing of the Aera Merger is subject to certain conditions, including, among others, approval of the stock issuance by our stockholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), prior authorization by the Federal Energy Regulatory Commission under Section 203 of the Federal Power Act and other customary closing conditions. The required waiting period under the HSR Act expired on March 25, 2024.

Upon completion of the transaction, we currently expect our existing stockholders to own approximately 77% of the combined company and the existing Aera owners to own approximately 23% of the combined company, on a fully diluted basis.

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

Brookfield has committed an initial $500 million to invest in CCS projects that are jointly approved through the Carbon TerraVault JV. As part of the formation of the Carbon TerraVault JV, we contributed rights to inject CO2 into the 26R reservoir in our Elk Hills field for permanent CO2 storage (26R reservoir) and Brookfield committed to make an initial investment of $137 million, payable in three installments with the last two installments subject to the achievement of certain milestones. We achieved the milestone for the second installment in March 2024. The third installment will be sized based on permitted storage capacity.

Brookfield contributed the first $46 million installment of their initial investment to the Carbon TerraVault JV in 2022 and the second $46 million installment was recorded as a receivable from affiliate on our condensed consolidated balance sheet as of March 31, 2024. The remaining balance of the initial installment plus the second installment may, at our sole discretion, be distributed to us or used to satisfy future capital contributions, among other items. Because the parties have certain put and call rights (repurchase features) with respect to the 26R reservoir if certain milestones are not met, the first and second installment of the initial investment by Brookfield is reflected as a contingent liability included in other long-term liabilities on our condensed consolidated balance sheets. The contingent liability was $99 million and $52 million at March 31, 2024 and December 31, 2023, respectively.

The tables below present the summarized financial information related to our equity method investment in the Carbon TerraVault JV (and do not include amounts we have incurred related to development of our carbon management business, Carbon TerraVault) along with related party transactions for the periods presented.

	March 31,	December 31,
	2024	2023
	(in millions)
Investment in unconsolidated subsidiary(a)	$16	$19
Receivable from affiliate(b)	$66	$19
Other long-term liabilities - Contingent liability (related to Carbon TerraVault JV put and call rights)	$99	$52
(a)Reflects our investment less losses allocated to us of $3 million and $9 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.
(b)The amount of Brookfield's contributions available to us and amounts due to us under the MSA (described further below) are reported as receivable from affiliate. At March 31, 2024, the amount of $66 million includes the remaining $63 million of Brookfield's first and second installments of their initial investment which is available to us and $3 million related to the MSA and vendor reimbursements. At December 31, 2023, the amount of $19 million includes $17 million remaining of Brookfield's initial contribution available to us and $2 million related to the MSA and vendor reimbursements.

	Three months ended March 31,
	2024	2023
	(in millions)
Loss from investment in unconsolidated subsidiary	$3	$2
General and administrative expenses(a)	$2	$1
(a)General and administrative expenses on our condensed consolidated statements of operations have been reduced by this amount which we have invoiced to the Carbon TerraVault JV under the MSA for back-office operational and commercial services.

We are also performing well abandonment work at our Elk Hills field as part of the permitting process for injection of CO2 at the 26R reservoir. During the three months ended March 31, 2024 and 2023, we performed abandonment work and sought reimbursement in the amounts of $4 million and $1 million, respectively, from the Carbon TerraVault JV.

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

NOTE 4    DEBT

As of March 31, 2024 and December 31, 2023, our long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023	Interest Rate	Maturity
	(in millions)
Revolving Credit Facility	$—	$—	SOFR plus 2.50%-3.50% ABR plus 1.50%-2.50%(a)	July 31, 2027(b)
Senior Notes	545	545	7.125%	February 1, 2026
Principal amount	$545	$545
Unamortized debt issuance costs	(4)	(5)
Long-term debt, net	$541	$540
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

On April 26, 2023, we entered into an Amended and Restated Credit Agreement (Revolving Credit Facility) with Citibank, N.A., as administrative agent, and certain other lenders, which amended and restated in its entirety the prior credit agreement dated October 27, 2020. As of March 31, 2024, our Revolving Credit Facility consisted of a senior revolving loan facility with an aggregate commitment of $630 million. Our Revolving Credit Facility also included a sub-limit of $250 million for the issuance of letters of credit. As of March 31, 2024, $153 million letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters. As of March 31, 2024, we had $477 million of availability on our Revolving Credit Facility after taking into account the $153 million letters of credit outstanding.

In connection with the Merger Agreement in February 2024, we entered into a second amendment to our Revolving Credit Facility to, among other things, permit the incurrence of indebtedness under the Bridge Loan Facility. In March 2024, we entered into the third amendment to our Revolving Credit Facility. The amendment facilitated certain matters with respect to the Aera Merger, including the postponement of the regular spring borrowing base redetermination until the fall of 2024 and certain other amendments.

In March 2024, we obtained commitments from our existing lenders and certain new lenders to amend our Revolving Credit Facility upon the closing of the Aera Merger. These commitments include increasing our borrowing base from $1.2 billion to $1.5 billion, increasing the aggregate commitment amount from $630 million to $1.1 billion and other matters. These commitments are subject to certain conditions prior to becoming effective, including the closing of the Aera Merger.

The borrowing base is redetermined semi-annually and was reaffirmed at $1.2 billion on October 30, 2023. The regular spring borrowing base redetermination for 2024 was postponed until the fall of 2024. The borrowing base takes into account the estimated value of our proved reserves, total indebtedness and other relevant factors consistent with customary reserves-based lending criteria. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of the commitment described above.

As of March 31, 2024, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility and Senior Notes. For more information on our Senior Notes, see Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2023 Annual Report.

Fair Value

The fair value of our fixed-rate debt at March 31, 2024 and December 31, 2023 was approximately $549 million and $554 million, respectively. We estimate fair value based on known prices from market transactions (using Level 1 inputs on the fair value hierarchy).

NOTE 5    LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at March 31, 2024 and December 31, 2023 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for accrued decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and was challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and are challenging the order from BSEE. In March 2024, we entered into a cost sharing agreement with former lessees to share in ongoing maintenance costs during the pendency of the challenge to the BSEE order. We estimate our ongoing share of maintenance costs for the platforms could approximate $5 million to $8 million per year. Due to the preliminary stage of the process, no cost estimates to abandon the offshore platforms have been determined.

NOTE 6    DERIVATIVES

We continue to maintain a commodity hedging program primarily focused on crude oil to help protect our cash flows, margins and capital program from the volatility of commodity prices. We also enter into natural gas swaps for the purpose of hedging our fuel consumption at one of our steamfloods as well as swaps for natural gas purchases and sales related to our marketing activities. We did not have any derivative instruments designated as accounting hedges as of and for the three months ended March 31, 2024 and 2023. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to implement our hedging strategy.

Summary of Derivative Contracts

We held the following Brent-based contracts as of March 31, 2024:

	Q2 2024	Q3 2024	Q4 2024	1H 2025	2H 2025
Sold Calls
Barrels per day	30,000	30,000	29,000	28,000	27,500
Weighted-average price per barrel	$90.07	$90.07	$90.07	$86.88	$86.90

Purchased Puts
Barrels per day	30,000	30,000	29,000	28,000	27,500
Weighted-average price per barrel	$65.17	$65.17	$65.17	$61.43	$61.45

Swaps
Barrels per day	8,875	8,875	5,500	3,500	3,250
Weighted-average price per barrel	$79.28	$80.10	$77.45	$72.81	$72.50

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

At March 31, 2024, we also held the following swaps to hedge purchased natural gas used in our operations as shown in the table below.

	Q2 2024	Q3 2024	Q4 2024
Swaps:
MMBtu per day	10,000	10,000	10,000
Weighted-average price per MMBtu	$5.65	$5.65	$5.65

We also have a limited number of derivative contracts related to our natural gas marketing activities are intended to lock in locational price spreads. These derivative contracts are not significant to our results of operations or financial statements taken as a whole.

Fair Value of Derivatives

Derivative instruments not designated as hedging instruments are required to be recorded on the balance sheet at fair value. We report gains and losses on our derivative contracts which hedge commodity price risk related to our oil production and our marketing activities in operating revenue on our consolidated statements of operations as shown in the table below:

	Three months ended March 31,
	2024	2023
(in millions)
Non-cash commodity derivative (loss) gain	$(59)	$107
Settlements and premiums	(12)	(65)
Net (loss) gain from commodity derivatives	$(71)	$42

We report gains and losses on our derivative contracts for purchased natural gas used to generate steam for our steamflood operations as a component of operating expense on our consolidated statement of operations. For the three months ended March 31, 2024, we recognized a net loss of $1 million (which includes a non-cash gain of $1 million and $2 million of settlement payments) in other operating expenses, net on our consolidated statement of operations. We did not have derivative contracts related to purchased natural gas for the three months ended March 31, 2023.

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented.

The following tables present the fair values of our outstanding commodity derivatives as of March 31, 2024 and December 31, 2023:

March 31, 2024
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
	(in millions)
Other current assets, net	$11	$(11)	$—
Other noncurrent assets	24	(24)	—

Current liabilities	(46)	11	(35)
Noncurrent liabilities	(38)	24	(14)
	$(49)	$—	$(49)

December 31, 2023
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
	(in millions)
Other current assets, net	$39	$(18)	$21
Other noncurrent assets	38	(32)	6

Current liabilities	(26)	18	(8)
Noncurrent liabilities	(34)	32	(2)
	$17	$—	$17

NOTE 7    INCOME TAXES

The following table presents the components of our total income tax provision:

	Three months ended March 31,
	2024	2023
	(in millions)
(Loss) income before income taxes	$(19)	$376

Current income tax provision	—	28
Deferred income tax (benefit) provision	(9)	47
Total income tax (benefit) provision	$(9)	$75

Our income tax provision or benefit for interim periods is determined by applying an estimated annual effective tax rate to (loss) income before income taxes with the result adjusted for discrete items, if any, in the relevant period. A reconciliation of the U.S. federal statutory tax rate to effective tax rate, including discrete items, for the three months ended March 31, 2024 and 2023 is shown below:

	Three months ended March 31,
	2024	2023
U.S federal statutory tax rate	21%	21%
State income taxes, net	7	7
Other	3	—
Annual effective tax rate	31%	28%
Discrete items:
Stock compensation and other	16	—
Change in the valuation allowance	—	(8)
Effective tax rate	47%	20%

Our annual effective tax rate of 31% differed from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2024 primarily due to state taxes and disallowed executive compensation expense. During the three months ended March 31, 2024, we recognized an income tax benefit related to the settlement of certain equity-settled stock-based compensation awards, which have the effect of increasing our effective tax rate by 16%.

Our annual effective tax rate of 28% differed from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2023 due to state taxes. During the three months ended March 31, 2023 we recognized a tax benefit for the release of a valuation allowance which was recorded in 2022 related to a capital loss generated from the divestiture of oil and gas assets. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 7 Income Taxes in our 2023 Annual Report for additional information.

Management expects to realize the recorded deferred tax assets primarily through future income and reversal of taxable temporary differences. Realization of our existing deferred tax assets is not assured and depends on a number of factors including our ability to generate sufficient taxable income in future periods.

NOTE 8    DIVESTITURES AND ACQUISITIONS

Divestitures

Fort Apache in Huntington Beach

In March 2024, we sold our 0.9-acre Fort Apache real estate property in Huntington Beach, California for a purchase price of $10 million and recognized a $6 million gain.

Ventura Basin Transactions

During 2021 and 2022, we entered into transactions to sell our Ventura basin assets. The transaction contemplates multiple closings that are subject to customary closing conditions. The closing of the sale of our remaining assets in the Ventura basin is subject to final approval from the State Lands Commission, which we expect could occur in 2024. These remaining assets, consisting of property, plant and equipment, and associated asset retirement obligations are classified as held for sale on our condensed consolidated balance sheets at March 31, 2024 and December 31, 2023. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 8 Divestitures and Acquisitions in our 2023 Annual Report for additional information on the Ventura basin transactions.

Other

During the three months ended March 31, 2023, we sold a non-producing asset in exchange for the assumption of liabilities, recognizing a $7 million gain related to the liability reduction.

Acquisitions

In 2022, we acquired properties for carbon management activities for approximately $17 million. We intend to divest a portion of these assets and recorded these assets at fair value recognizing an impairment of $3 million in the first quarter of 2023. The fair value, using Level 3 inputs in the fair value hierarchy, declined during the first quarter of 2023 due to market conditions (including inflation and rising interest rates). The assets being divested are classified as held for sale as of March 31, 2024 on our condensed consolidated balance sheet.

NOTE 9    STOCKHOLDERS' EQUITY

Share Repurchase Program

Our Board of Directors has authorized a Share Repurchase Program to acquire up to $1.35 billion of our common stock through December 31, 2025. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend or discontinue authorization of the program at any time. The following is a summary of our share repurchases, which is held as treasury stock, for the periods presented:

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share
	(number of shares)	(in millions)	($ per share)
Three months ended March 31, 2023	1,423,764	$59	$41.25
Three months ended March 31, 2024	1,065,764	$58	$53.26

Inception of Program (May 2021) through March 31, 2024	15,929,679	$662	$41.39
Note: The total value of shares purchased includes approximately $1 million in both the three months ended March 31, 2024 and 2023 related to excise taxes on share repurchases, which was effective beginning on January 1, 2023. Commissions paid on share repurchases were not significant in all periods presented.

Dividends

Our Board of Directors declared the following cash dividends for each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
Three months ended March 31, 2024	$21	$0.31
Three months ended March 31, 2023	$20	$0.2825

In addition to dividends on our common stock shown in the table above, we paid $4 million on equity-settled stock-based compensation awards in the three months ended March 31, 2024. Future cash dividends, and the establishment of record and payment dates, are subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. See Note 14 Subsequent Events for information on future cash dividends.

Warrants

In October 2020, we reserved an aggregate 4,384,182 shares of our common stock for warrants which are exercisable at $36 per share through October 26, 2024.

As of March 31, 2024, we had outstanding warrants exercisable into 4,163,670 shares of our common stock (subject to adjustments pursuant to the terms of the warrants). During the three months ended March 31, 2024, we issued 18,851 shares of our common stock in exchange for warrants. During the three months ended March 31, 2023, we issued an insignificant number of shares of our common stock in exchange for warrants.

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 10 Stockholders' Equity in our 2023 Annual Report for additional information on the terms of our warrants.

NOTE 10    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three months ended March 31, 2024 and 2023. Our restricted stock unit (RSU) and performance stock unit (PSU) awards are not considered participating securities since the dividend rights on unvested shares are forfeitable.

For basic EPS, the weighted-average number of common shares outstanding excludes shares underlying our equity-settled awards and warrants. For diluted EPS, the basic shares outstanding are adjusted by adding potential common shares, if dilutive.

The following table presents the calculation of basic and diluted EPS, for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net (loss) income	$(10)	$301

Denominator for Basic EPS
Weighted-average shares	69.0	71.3

Potential common shares, if dilutive:
Warrants	—	0.5
Restricted stock units	—	0.9
Performance stock units	—	0.8

Denominator for Diluted EPS
Weighted-average shares	69.0	73.5

EPS
Basic	$(0.14)	$4.22
Diluted	$(0.14)	$4.09

The following table presents potentially dilutive weighted-average common shares which were excluded from the denominator for diluted EPS in periods of losses:

	Three months ended March 31,
	2024	2023
(in millions)
Shares issuable upon exercise of warrants	4.2	—
Shares issuable upon settlement of RSUs	0.9	—
Shares issuable upon settlement of PSUs	1.1	—
Total antidilutive shares	6.2	—

NOTE 11    SUPPLEMENTAL ACCOUNT BALANCES

Revenues — We derive most of our revenue from sales of oil, natural gas and NGLs, with the remaining revenue primarily generated from sales of electricity and marketing activities related to storage and managing excess pipeline capacity.

The following table provides disaggregated revenue for sales of produced oil, natural gas and NGLs to customers:

	Three months ended March 31,
	2024	2023
	(in millions)
Oil	$348	$390
Natural gas	32	263
NGLs	49	62
Oil, natural gas and NGL sales	$429	$715

From time-to-time, we enter into transactions for third-party production, which we report as revenue from marketing of purchased commodities on our condensed consolidated statement of operations. Revenues from marketing of purchased commodities primarily results from the storage or transportation of natural gas to take advantage of differences in pricing or location or in the quality of other products. The following table provides disaggregated revenue for sales to customers related to our marketing activities:

	Three months ended March 31,
	2024	2023
	(in millions)
Oil	$20	$—
Natural gas	48	184
NGLs	6	3
Revenue from marketing of purchased commodities	$74	$187

Inventories — Materials and supplies, which primarily consist of well equipment and tubular goods used in our oil and natural gas operations, are valued at weighted-average cost and are reviewed periodically for obsolescence. Finished goods include produced oil and NGLs in storage, which are valued at the lower of cost or net realizable value. Inventories, by category, are as follows:

	March 31,	December 31,
	2024	2023
	(in millions)
Materials and supplies	$68	$68
Finished goods	2	4
Inventories	$70	$72

Other current assets, net — Other current assets, net include the following:

	March 31,	December 31,
	2024	2023
	(in millions)
Net amounts due from joint interest partners(a)	$40	$43
Fair value of commodity derivative contracts	—	21
Prepaid expenses	29	19
Greenhouse gas allowances	6	12
Income tax receivable	4	—
Other	16	18
Other current assets, net	$95	$113
(a)Included in the March 31, 2024 and December 31, 2023 net amounts due from joint interest partners are allowances of $3 million.

Other noncurrent assets — Other noncurrent assets include the following:

	March 31,	December 31,
	2024	2023
	(in millions)
Operating lease right-of-use assets	$85	$73
Deferred financing costs - Revolving Credit Facility	10	11
Emission reduction credits	11	11
Prepaid power plant maintenance	2	34
Fair value of commodity derivative contracts	—	6
Deposits and other	15	13
Other noncurrent assets	$123	$148

Accrued liabilities — Accrued liabilities include the following:

	March 31,	December 31,
	2024	2023
	(in millions)
Employee-related costs	$48	$82
Taxes other than on income	50	35
Asset retirement obligations	90	99
Interest	8	18
Operating lease liability	19	15
Fair value of derivative contracts	35	8
Premiums due on commodity derivative contracts	13	21
Liability for settlement payments on commodity derivative contracts	5	8
Amounts due under production-sharing contracts	10	5
Signal Hill maintenance	13	12
Income taxes payable	—	18
Other	47	45
Accrued liabilities	$338	$366

Other long-term liabilities — Other long-term liabilities includes the following:

	March 31,	December 31,
	2024	2023
	(in millions)
Compensation-related liabilities	$33	$38
Postretirement benefit plan	35	36
Operating lease liability	56	55
Fair value of commodity derivative contracts	14	2
Premiums due on commodity derivative contracts	10	10
Contingent liability (related to Carbon TerraVault JV put and call rights)	99	52
Other	6	8
Other long-term liabilities	$253	$201

General and administrative expenses — The table below shows G&A expenses for our exploration and production business (including unallocated corporate overhead and other) separately from our carbon management business. The amounts shown for our carbon management business are net of amounts invoiced by us under the MSA with the Carbon TerraVault JV. See Note 3 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV.

	Three months ended March 31,
	2024	2023
	(in millions)
Exploration and production, corporate and other	$55	$62
Carbon management business	2	3
Total general and administrative expenses	$57	$65

NOTE 12    SUPPLEMENTAL CASH FLOW INFORMATION

We made U.S. federal and state income tax payments of $22 million during the three months ended March 31, 2024. We did not make U.S. federal or state income tax payments during the three months ended March 31, 2023.

Interest paid, net of capitalized amounts, was $20 million and $21 million for the three months ended March 31, 2024 and 2023, respectively. Interest income was $6 million and $3 million for the three months ended March 31, 2024 and 2023, respectively.

Non-cash investing activities in the three months ended March 31, 2023 included $2 million related to our share of capital calls by the Carbon TerraVault JV. See Note 3 Investment in Unconsolidated Subsidiary and Related Party Transactions for more information on the Carbon TerraVault JV.

Non-cash financing activities in the three months ended March 31, 2024 included approximately $87 million related to the issuance of shares for our stock-based compensation awards. Non-cash financing activities in the three months ended March 31, 2024 also included approximately $1 million related to dividend equivalents accrued for stock-based compensation awards and approximately $1 million related to an excise tax on share repurchases. Non-cash financing activities in the three months ended March 31, 2023 included an insignificant amount, for dividend equivalents accrued for stock-based compensation awards and approximately $1 million related to an excise tax on share repurchases.

NOTE 13    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have designated certain of our subsidiaries as Unrestricted Subsidiaries under the indenture governing our Senior Notes (Senior Notes Indenture). Unrestricted Subsidiaries (as defined in the Senior Notes Indenture) are subject to fewer restrictions under the Senior Notes Indenture. We are required under the Senior Notes Indenture to present the financial condition and results of operations of CRC and its Restricted Subsidiaries (as defined in the Senior Notes Indenture) separate from the financial condition and results of operations of its Unrestricted Subsidiaries. The following condensed consolidating balance sheets as of March 31, 2024 and December 31, 2023 and the condensed consolidating statements of operations for the three months ended March 31, 2023 and 2024, as applicable, reflect the condensed consolidating financial information of our parent company, CRC (Parent), our combined Unrestricted Subsidiaries, our combined Restricted Subsidiaries and the elimination entries necessary to arrive at the information for the Company on a consolidated basis. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets
As of March 31, 2024 and December 31, 2023

	As of March 31, 2024
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total current assets	$428	$67	$344	$—	$839
Total property, plant and equipment, net	13	16	2,764	—	2,793
Investments in consolidated subsidiaries	2,358	(17)	1,328	(3,669)	—
Deferred tax asset	139	—	—	—	139
Investment in unconsolidated subsidiary	—	16	—	—	16
Other assets	12	50	61	—	123
TOTAL ASSETS	$2,950	$132	$4,497	$(3,669)	$3,910

Total current liabilities	82	15	497	—	$594
Long-term debt	541	—	—	—	541
Asset retirement obligations	—	—	429	—	429
Other long-term liabilities	71	122	60	—	253
Amounts due to (from) affiliates	163	24	(187)	—	—
Total equity	2,093	(29)	3,698	(3,669)	2,093
TOTAL LIABILITIES AND EQUITY	$2,950	$132	$4,497	$(3,669)	$3,910

	As of December 31, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total current assets	$511	$20	$398	$—	$929
Total property, plant and equipment, net	14	12	2,744	—	2,770
Investments in consolidated subsidiaries	2,311	(11)	1,347	(3,647)	—
Deferred tax asset	132	—	—	—	132
Investment in unconsolidated subsidiary	—	19	—	—	19
Other assets	12	36	100	—	148
TOTAL ASSETS	$2,980	$76	$4,589	$(3,647)	$3,998

Total current liabilities	142	13	461	—	$616
Long-term debt	540	—	—	—	540
Asset retirement obligations	—	—	422	—	422
Other long-term liabilities	79	73	49	—	201
Total equity	2,219	(10)	3,657	(3,647)	2,219
TOTAL LIABILITIES AND EQUITY	$2,980	$76	$4,589	$(3,647)	$3,998

Condensed Consolidating Statement of Operations
For the three months ended March 31, 2024 and 2023

	Three months ended March 31, 2024
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$6	$—	$457	$(9)	$454
Total costs and other	60	10	403	(9)	464
Gain on asset divestitures	—	—	6	—	6
Non-operating (loss) income	(12)	(4)	1	—	(15)
(LOSS) INCOME BEFORE INCOME TAXES	(66)	(14)	61	—	(19)
Income tax benefit	9	—	—	—	9
NET (LOSS) INCOME	$(57)	$(14)	$61	$—	$(10)

	Three months ended March 31, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total revenues	$4	$—	$1,020	$—	$1,024
Total costs and other	50	8	580	—	638
Gain on asset divestitures	—	—	7	—	7
Non-operating (loss) income	(15)	(3)	1	—	(17)
(LOSS) INCOME BEFORE INCOME TAXES	(61)	(11)	448	—	376
Income tax provision	(75)	—	—	—	(75)
NET (LOSS) INCOME	$(136)	$(11)	$448	$—	$301

NOTE 14    SUBSEQUENT EVENTS

Dividend

On May 7, 2024, our Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock. The dividend is payable to shareholders of record at the close of business on May 31, 2024 and is expected to be paid on June 14, 2024.

Item 2Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent oil and natural gas exploration and production and carbon management company operating properties exclusively within California. We are committed to energy transition and have some of the lowest carbon intensity production in the United States. We are in the early stages of permitting several carbon capture and storage (CCS) projects in California. Our carbon management business, which we refer to as Carbon TerraVault, is expected to build, install, operate and maintain CO2 capture equipment, transportation assets and storage facilities in California. In August 2022, we entered into a joint venture with BGTF Sierra Aggregator LLC (Brookfield) to pursue carbon management and storage activities (Carbon TerraVault JV). For more information about the risks involved in our carbon capture projects, see Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report) and for more information on the Carbon TerraVault JV, see Part I, Item 1 – Financial Statements, Note 3 Investment in Unconsolidated Subsidiary and Related Party Transactions.

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

Pursuant to the Merger Agreement, we have agreed to issue 21,170,357 shares of common stock (subject to customary adjustments in the event of stock splits, dividend paid in stock and similar items) plus an additional number of shares determined by reference to the dividends declared by us having a record date between the effective date and closing as more fully described in the Merger Agreement. Upon closing, Aera's $950 million outstanding long-term debt will become due as a result of a change in control provision within their legacy debt agreement. We expect to repay a significant portion of this indebtedness with cash on hand and borrowings under our Revolving Credit Facility. We intend to refinance the balance through one or more debt capital markets transactions and, only to the extent necessary, borrowings under a bridge loan facility provided by Citigroup Global Markets, Inc. (the Bank). Under the terms of our debt commitment letter with the Bank, it has committed, subject to satisfaction of customary conditions, to provide us with an unsecured 364-day bridge loan facility in an aggregate principal amount of $500 million (Bridge Loan Facility).

Closing of the Aera Merger is subject to certain conditions, including, among others, approval of the stock issuance by our stockholders, expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), prior authorization by the Federal Energy Regulatory Commission under Section 203 of the Federal Power Act and other customary closing conditions. The required waiting period under the HSR Act expired on March 25, 2024.

Upon completion of the transaction, we currently expect our existing stockholders to own approximately 77% of the combined company and the existing Aera owners to own approximately 23% of the combined company, on a fully diluted basis. The Aera Merger is expected to close around mid-year 2024. Post closing of the Aera Merger, and subject to Board approval, we expect to increase our quarterly dividend.

In the three months ended March 31, 2024, we incurred $13 million of transaction and integration costs related to the Aera Merger included in other operating expenses, net on our condensed consolidated statement of operations. We also incurred $8 million in financing fees, which is included in other current assets, net on our condensed consolidated balance sheet as of March 31, 2024.

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

The following table presents the average daily benchmark prices for oil and natural gas during the periods presented:

	Three months ended
	March 31, 2024	December 31, 2023
Brent oil ($/Bbl)	$81.84	$82.69
WTI oil ($/Bbl)	$76.96	$78.32
NYMEX Henry Hub ($/MMBtu) Average Monthly Settled Price	$2.24	$2.88

Regulatory Updates

Well Permits

CalGEM remains in the process of developing standard operating procedures for reviewing well permit applications that it commenced in the second half of 2023. Significant permitting delays continue pending CalGEM’s completion of this process. An increase in permits approvals for workovers has continued through the first quarter of 2024, and substantially increased in April 2024. As of May 6, 2024, we have received 73 permits for workovers since the beginning of the year. As of May 6, 2024, we have also received 8 permits for deepenings and 1 permit for a sidetrack for wells in our Wilmington field. With only a few exceptions, there continues to be no new drill permits issued in the state.

Kern County EIR Litigation

On March 7, 2024, the California Court of Appeals, Fifth Appellate District (Court of Appeals), issued its ruling on the six challenges to Kern County’s Supplemental Recirculated Environmental Impact Report (SREIR) for Kern County Zoning Ordinance G-8992 (Ordinance). In its disposition, the Court of Appeals ordered the Trial Court to enter a modified judgement and fourth preemptory writ directing Kern County (i) to set aside approval of the Ordinance, SREIR and related findings of facts and statements of overriding considerations; and (ii) not to present a revised Ordinance for approval until Kern County has (a) prepared a revised SREIR that corrects CEQA violations relating to the (1) rejection of agricultural conservation easements as a form of partial mitigation for the conversion of agricultural land, (2) assessment of cancer risks associated with the drilling of multiple wells near sensitive receptors and (3) analysis of water supply impacts; and (b) circulated the revised SREIR for public review and comment, prepared responses to comments, and certified the revised SREIR.

On March 22, 2024, Kern County released a notice of preparation of the Second Supplemental Revised Environmental Impact Report (SSREIR). We expect that Kern County will prepare a draft SSREIR, circulate it for public comments and thereafter certify the SSREIR and approve the Ordinance. After that, the Trial Court would then consider whether to lift the stay. If that occurs, well permitting could resume assuming no further challenges to the SSREIR.

As a result of the ruling of the Court of Appeals in the Kern County EIR litigation and current lack of permits with respect to our Kern County properties, we currently plan to operate one drilling rig within Kern County in 2024. We have sufficient permits in hand to keep that rig active through the end of 2025.

CCS Project Permitting

In December 2023, Kern County released a draft EIR prepared in connection with our application for conditional use permits for our CTV I CCS project. The project was originally scheduled to be considered by the Kern County Planning Commission on March 28th; however, based on comments received the Planning Commission required further environmental review before it can consider the project and the draft EIR. The Planning Commission recommended that the consideration of applicable changes to the zoning ordinance and certification of the EIR be continued to the August 22, 2024 Planning Commission hearing, at which the Planning Commission will decide whether to recommend the adoption of the changes to the zoning ordinance and certification of the EIR to the Board of Supervisors. The Board of Supervisors meeting is expected to occur in or around September or October.

Low Carbon Fuel Standard

On February 14, 2024, the California Air Resources Board (CARB) announced that it was postponing the previously scheduled March 21, 2024, public hearing regarding the proposed amendments to the LCFS Regulation released on December 19, 2023. Due to continuous substantial public feedback on the proposed amendments, CARB intends to release revised proposed amendments for public review and comment, to be followed by a public hearing. The release of the revised proposed amendments is pending. These revisions may impact the eligibility of certain of our CCS projects for LCFS credits.

Results of Oil and Gas Operations

Production

The following table sets forth our average net production of oil, NGLs and natural gas per day in each of the California oil and natural gas basins in which we operated for the periods presented.

	Three months ended
	March 31, 2024	December 31, 2023
Oil (MBbl/d)
San Joaquin Basin	30	32
Los Angeles Basin	18	18
Total	48	50
NGLs (MBbl/d)
San Joaquin Basin	11	11
Total	11	11
Natural gas (MMcf/d)
San Joaquin Basin	90	114
Los Angeles Basin	1	1
Sacramento Basin	14	15
Total	105	130

Total Net Production (MBoe/d)	76	83

Total daily net production for the three months ended March 31, 2024 compared to the three months ended December 31, 2023 decreased by 7 MBoe/d predominately due to scheduled plant downtime during the first quarter of 2024. The decrease in production also reflects natural production decline as well as the divestiture of our share of a non-operated field in December 2023. Our production-sharing contracts (PSCs), which are described below, did not have a significant impact on our net oil production in the three months ended March 31, 2024 compared to the three months ended December 31, 2023.

The following table reconciles our average net production to our average gross production (which includes production from the fields we operate and our share of production from fields operated by others) for the periods presented:

	Three months ended
	March 31, 2024	December 31, 2023
	(MBoe/d)
Total Net Production	76	83
Partners' share under PSC-type contracts	7	7
Working interest and royalty holders' share	7	7
Changes in NGL inventory and other	4	1
Total Gross Production	94	98

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

	Three months ended
	March 31, 2024		December 31, 2023
	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs(a)	$179	$25.80	$186	$24.49
Excess costs attributable to PSC-type contracts	(18)	(2.54)	(17)	(2.22)
Operating costs, excluding effects of PSC-type contracts	$161	$23.26	$169	$22.27
(a)Operating costs related to our exploration and production activities and are presented before elimination entries.

For further information on our production-sharing contracts, see Part I, Item 1 & 2 Business and Properties, Oil and Natural Gas Operations, Production, Price and Cost History in our 2023 Annual Report.

Prices and Realizations

The following tables set forth the average realized prices and price realizations as a percentage of average Brent, WTI and NYMEX indexes for our oil and natural gas operations for the periods presented:

	Three months ended
	March 31, 2024		December 31, 2023
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$81.84		$82.69

Realized price without derivative settlements	$80.16	98%	$82.00	99%
Derivative settlements	(2.99)		(10.66)
Realized price with derivative settlements	$77.17	94%	$71.34	86%

WTI	$76.96		$78.32

Realized price without derivative settlements	$80.16	104%	$82.00	105%
Realized price with derivative settlements	$77.17	100%	$71.34	91%

NGLs ($ per Bbl)
Realized price (% of Brent)	$50.50	62%	$49.08	59%
Realized price (% of WTI)	$50.50	66%	$49.08	63%

Natural gas
NYMEX Henry Hub ($/MMBtu) - Average Monthly Settled Price	$2.24		$2.88

Realized price ($/Mcf)	$3.90	174%	$4.66	162%

Oil — Brent prices were relatively flat for the three months ended March 31, 2024 compared to the three months ended December 31, 2023. The slight decline in Brent prices is attributable to general market factors, including developing concern over the strength of China’s economy.

NGLs — NGL prices for the three months ended March 31, 2024 increased compared to the three months ended December 31, 2023 due to slightly stronger butane demand and development of alternative markets for our natural gasoline. California remained a premium market compared to other North American locations.

Natural Gas — Natural gas prices decreased for the three months ended March 31, 2024 compared to the three months ended December 31, 2023 driven by growing natural gas production nationally and a surplus of natural gas in storage both nationally as well as in California.

Statements of Operations Analysis

The following table includes key operating data for our oil and gas operations, excluding certain corporate expenses and intercompany eliminations, for the three months ended March 31, 2024 and December 31, 2023. All metrics are shown on a per Boe basis except as otherwise stated. Energy operating costs consist of purchased natural gas used to generate electricity for our operations and steam for our steamfloods, purchased electricity and internal costs to generate electricity used in our operations. Gas processing costs include costs associated with compression, maintenance and other activities needed to run our gas processing facilities at Elk Hills. Non-energy operating costs equal total operating costs less energy operating costs and gas processing costs.

	Three months ended
	March 31, 2024	December 31, 2023
Total net production (MBoe/d)	76	83
Total oil, natural gas and NGL sales (in millions)	$435	$483
Energy operating costs	$8.07	$8.65
Gas processing costs	0.58	0.60
Non-energy operating costs	17.15	15.24
Operating costs	$25.80	$24.49
Field general and administrative expenses(a)	$1.30	$1.18
Field depreciation, depletion and amortization(b)	$7.06	$6.58
Field taxes other than on income	$4.61	$2.63
(a)Excludes unallocated general and administrative expenses.
(b)Excludes depreciation, depletion and amortization related to our corporate assets and our Elk Hills power plant.

Energy operating costs were lower on a per Boe basis during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 where the benefit of lower electricity and natural gas prices was predominately offset by lower production volumes between periods. Non-energy operating costs were higher on a per Boe basis between the three months ended March 31, 2024 compared to the three months ended December 31, 2023 due to lower production volumes between periods.

Consolidated Results of Operations

For financial information related to our subsidiaries designated as Unrestricted Subsidiaries under the Senior Notes Indenture, see Part I, Item 1 – Financial Statements, Note 13 Condensed Consolidated Financial Information.

Certain prior period balances related to NGL marketing activities have been reclassified to conform to our 2024 presentation. For the three months ended December 31, 2023, we reclassified $4 million related to NGL storage activities from other revenue to revenue from marketing of purchased commodities on our condensed consolidated statement of operations. We also reclassified $3 million of NGL processing fees from other operating expenses, net to costs related to marketing of purchased commodities.

Three months ended March 31, 2024 compared to December 31, 2023

The following table presents our consolidated operating revenues for the three months ended March 31, 2024 and December 31, 2023:

	Three months ended
	March 31, 2024	December 31, 2023
	(in millions)
Oil, natural gas and NGL sales	$429	$483
Net (loss) gain from commodity derivatives	(71)	119
Revenue from marketing of purchased commodities	74	71
Electricity sales	15	42
Other revenue	7	11
Total operating revenues	$454	$726

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $429 million for the three months ended March 31, 2024, which is a decrease of $54 million compared to $483 million for the three months ended December 31, 2023. This decrease was primarily due to lower production volumes and lower realized prices for the first quarter of 2024 as shown in the table below. The effect of cash settlements on our commodity derivative contracts is not included in the table below.

	Oil	NGLs	Natural Gas	Total
	(in millions)
Three months ended December 31, 2023	$380	$47	$56	$483
Change in realized prices	(9)	1	(9)	(17)
Change in production	(23)	1	(9)	(31)
Change in intercompany sales of natural gas	—	—	(6)	(6)
Three months ended March 31, 2024	$348	$49	$32	$429
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

Net (loss) gain from commodity derivatives — Net loss from commodity derivatives was $71 million for the three months ended March 31, 2024 compared to net gain of $119 million for the three months ended December 31, 2023. The net loss from commodity derivatives primarily resulted from changes in the fair value of our outstanding commodity derivatives from the positions held as well as the relationship between contract prices and the associated forward curves at the end of each measurement period.

Payments on commodity derivatives were $12 million for the three months ended March 31, 2024 compared to $49 million for the three months ended December 31, 2023. Including the effect of settlement payments for commodity derivatives, the realized prices received for our oil, natural gas and NGL sales decreased by $17 million compared to the three months ended December 31, 2023.

	Three months ended
	March 31, 2024	December 31, 2023
	(in millions)
Non-cash commodity derivative (loss) gain	$(59)	$168
Settlements and premiums	(12)	(49)
Net (loss) gain from commodity derivatives	$(71)	$119

Electricity sales — Electricity sales decreased by $27 million to $15 million for the three months ended March 31, 2024 compared to $42 million for the three months ended December 31, 2023 due to downtime at our Elk Hills power plant for planned maintenance and lower electricity prices in the first quarter of 2024.

The following table presents our consolidated operating and non-operating expenses and income for the three months ended March 31, 2024 and December 31, 2023:

	Three months ended
	March 31, 2024	December 31, 2023
	(in millions)
Operating expenses
Energy operating costs	$53	$65
Gas processing costs	4	4
Non-energy operating costs	119	117
General and administrative expenses	57	66
Depreciation, depletion and amortization	53	55
Taxes other than on income	38	33
Exploration expense	1	1
Costs related to marketing of purchased commodities	54	42
Electricity generation expenses	8	18
Transportation costs	20	18
Accretion expense	12	11
Carbon management business expenses	8	17
Other operating expenses, net	37	21
Total operating expenses	464	468
Gain on asset divestitures	6	25
Operating (loss) income	(4)	283

Non-operating (expenses) income
Interest and debt expense	(13)	(13)
Loss on early extinguishment of debt	—	(1)
Loss from investment in unconsolidated subsidiary	(3)	(3)
Other non-operating income	1	1
(Loss) income before income taxes	(19)	267
Income tax benefit (provision)	9	(79)
Net (loss) income	$(10)	$188

Energy operating costs — Energy operating costs for the three months ended March 31, 2024 were $53 million, which was a decrease of $12 million from $65 million for the three months ended December 31, 2023. This decrease was primarily the result of lower electricity and natural gas prices in the first quarter of 2024. For more information on natural gas market prices, see Prices and Realizations above.

General and administrative expenses — General and administrative (G&A) expenses were $57 million for the three months ended March 31, 2024, which was a decrease of $9 million from $66 million for the three months ended December 31, 2023. The decrease in G&A expenses was primarily attributable to a reduction in compensation-related expenses.

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

Stock-based compensation included in G&A expense is shown in the table below:

	Three months ended
	March 31, 2024	December 31, 2023
	(in millions)
Cash-settled awards	$3	$2
Stock-settled awards	5	6
Total included in general and administrative expenses	$8	$8

Costs related to marketing of purchased commodities — Costs related to marketing of purchased commodities were $54 million for the three months ended March 31, 2024 compared to $42 million for the three months ended December 31, 2023. The increase of $12 million was primarily due to higher purchases of third-party crude oil.

Electricity generation expenses — Electricity generation expenses for the three months ended March 31, 2024 were $8 million, which was a decrease of $10 million from $18 million for the three months ended December 31, 2023. This decrease was primarily due to lower variable operating costs due to downtime resulting from scheduled maintenance of our Elk Hills power plant in the first quarter of 2024.

Other operating expenses, net — Other operating expenses, net increased $16 million to $37 million for the three months ended March 31, 2024 compared to $21 million for the three months ended December 31, 2023. The increase was predominately due to additional expenses related to electricity purchased during the scheduled maintenance at our Elk Hills power plant as well as transaction and integration costs related to the Aera Merger.

Income taxes — The income tax benefit for the three months ended March 31, 2024 was $9 million (representing an effective tax rate of 47%), compared to a provision of $79 million (representing an effective tax rate of 30%) for the three months ended December 31, 2023. We recognized an excess tax benefit as a discrete adjustment in the first quarter of 2024 related to the settlement of certain equity-settled stock-based compensation awards. See Part I, Item 1 – Financial Statements, Note 7 Income Taxes for additional information on our effective tax rate.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the three months ended March 31, 2024 were for capital investments, repurchases of our common stock and dividends.

The following table summarizes our liquidity:

March 31, 2024
(in millions)
Cash and cash equivalents	$403
Revolving Credit Facility:
Borrowing capacity	630
Outstanding letters of credit	(153)
Availability	$477

Liquidity	$880

We amended our Revolving Credit Facility during the first quarter of 2024 as described in Part I, Item 1 – Financial Statements, Note 4 Debt and continue to evaluate refinancing options for our Senior Notes. In March 2024, we obtained commitments from our existing lenders and certain new lenders to amend our Revolving Credit Facility upon closing of the Aera Merger. These commitments include increasing our borrowing base from $1.2 billion to $1.5 billion, increasing the aggregate commitment amount from $630 million to $1.1 billion and other matters. These commitments are subject to certain conditions prior to becoming effective, including the closing of the Aera Merger.

We intend to undertake certain financing transactions in connection with the Aera Merger. See Part I, Item 1 – Financial Statements, Note 2 Pending Aera Merger. We also intend to pursue financing options for our carbon management business that are separate from the rest of our business.

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

Cash Flow Analysis

Cash flows from operating activities — For the three months ended March 31, 2024, our operating cash flow decreased $223 million to $87 million from $310 million in the same period in 2023. This decrease in operating cash flow was primarily driven by lower natural gas prices in California markets during the first quarter of 2024 compared to 2023. Our average natural gas prices decreased $17.66 per Mcf from $21.56 per MMcf in the three months ended March 31, 2024 to $3.90 per Mcf during the three months ended March 31, 2024. Further, our natural gas production decreased by 31 MMcf/d from 136 MMcf/d in the three months ended March 31, 2023 to 105 MMcf/d in the three months ended March 31, 2024, also contributing to the decrease.

While our realized oil price with derivative settlements increased by $14.13 per barrel to $77.17 in the three months ended March 31, 2024 from $63.04 in the same prior year period, our net oil production volumes decreased 7 MBbl/d from 55 MBbl/d in the three months ended March 31, 2023 to 48 MBbl/d in the three months ended March 31, 2024. Our total net production volumes decreased by 13 MBoe/d from 89 MBoe/d in the three months ended March 31, 2023 to 76 MBoe/d for the three months ended March 31, 2024 primarily due to scheduled plant downtime during the first quarter of 2024, natural production decline and the divestiture of our share of a non-operated field in December 2023. Our PSCs also negatively impacted our net oil production by 1 MBoe/d in the three months ended March 31, 2024 compared to the same prior year period.

Cash flows used in investing activities — The following table provides a comparative summary of net cash used in investing activities:

	Three months ended March 31,
	2024	2023
	(in millions)
Capital investments	$(54)	$(47)
Changes in accrued capital investments	(4)	(13)
Proceeds from divestitures, net	10	—
Other, net	(1)	(1)
Net cash used in investing activities	$(49)	$(61)

In March 2024, we sold our 0.9-acre Fort Apache real estate property in Huntington Beach, California. For more information on our divestiture in the three months ended March 31, 2024, see Part I, Item 1 – Financial Statements, Note 8 Divestitures and Acquisitions.

Cash flows used in financing activities — The following table provides a comparative summary of net cash used in financing activities:

	Three months ended March 31,
	2024	2023
	(in millions)
Repurchases of common stock(a)	$(58)	$(59)
Common stock dividends	(21)	(20)
Payments on equity-settled awards	(4)	—
Issuance of common stock	1	1
Bridge loan commitment and debt amendment costs	(8)	—
Shares cancelled for taxes	(41)	(1)
Net cash used in financing activities	$(131)	$(79)
(a)The total value of shares purchased includes approximately $1 million in both the three months ended March 31, 2024 and 2023 related to excise taxes on share repurchases, which was effective beginning on January 1, 2023. Commissions paid on share repurchases were not significant in all periods presented.

A significant number of stock-based compensation awards were settled in the first quarter of 2024. These awards were primarily granted in January 2021 following our emergence from bankruptcy. We withheld shares of common stock to satisfy the tax withholding obligations (shares cancelled for taxes). In addition to the $21 million of dividends paid in the first quarter of 2024, we paid $4 million of dividend equivalents accrued on these stock-based compensation awards.

2024 Capital Program

Our capital program is dynamic in response to commodity price volatility while focusing on oil production and maximizing our free cash flow. Following the Court of Appeals decision in the Kern County EIR matter, we expect our 2024 capital program to range between $200 million and $240 million under current permitting conditions. Of this amount, $165 million to $185 million is related to oil and natural gas development (including $20 million to $25 million for maintenance at one of our gas processing facilities at our Elk Hills field), $20 million to $25 million is for carbon management projects and $15 million to $30 million is for corporate and other (including $10 million to $15 million related to scheduled maintenance at our Elk Hills power plant). We expect to run a one rig program for 2024 executing projects using existing permits. Refer to Regulatory Updates above for more information.

The amounts in the table below reflect components of our capital investment for the periods indicated, excluding changes in capital investment accruals:

Three months ended March 31, 2024
(in millions)
Oil and natural gas operations(a)	$36
Carbon management business	4
Corporate and other(b)	14
Total Capital	$54
(a)During the three months ended March 31, 2024, we incurred an insignificant amount of costs related to planned maintenance at one of our gas processing facilities at our Elk Hills field.
(b)During the three months ended March 31, 2024, we incurred approximately $13 million related to planned maintenance at our Elk Hills power plant.

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

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the three months ended March 31, 2024. See Part I, Item 1 – Financial Statements, Note 6 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of March 31, 2024 and Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2023 Annual Report for information on the hedging requirements included in our Revolving Credit Facility.

Dividends

Our Board of Directors declared the following cash dividends in each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
Three months ended March 31, 2024	$21	$0.31
Three months ended March 31, 2023	$20	$0.2825

In addition to dividends declared, we paid $4 million of dividend equivalents related to stock-based compensation awards which were settled in the three months ended March 31, 2024. The declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. Since the adoption of our dividend policy in 2021, we have returned $175 million to shareholders through dividends. For information regarding past dividends paid, see Cash Flow Analysis, Cash Flow Used in Financing Activities above.

Share Repurchase Program

Our Board of Directors has authorized a Share Repurchase Program to acquire up to $1.35 billion of our common stock through December 31, 2025. The aggregate value of shares that may yet be purchased under the Share Repurchase Program totaled $691 million, excluding commissions and excise taxes on repurchases, as of March 31, 2024. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions and contractual limitations in our debt agreements. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend or discontinue authorization of the program at any time. The following is a summary of our share repurchases, which are held as treasury stock, for the periods presented:

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share
	(number of shares)	(in millions)	($ per share)
Three months ended March 31, 2023	1,423,764	$59	$41.25
Three months ended March 31, 2024	1,065,764	$58	$53.26
Inception of Program (May 2021) through March 31, 2024	15,929,679	$662	$41.39
Note: The total value of shares purchased includes approximately $1 million in both the three months ended March 31, 2024 and 2023 related to excise taxes on share repurchases, which was effective beginning on January 1, 2023. Commissions paid on share repurchases were not significant in all periods presented.

Divestitures and Acquisitions

See Part I, Item 1 – Financial Statements, Note 7 Divestitures and Acquisitions for information on our transactions during the three months ended March 31, 2024 and 2023.

Lawsuits, Claims, Commitments and Contingencies

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at March 31, 2024 and December 31, 2023 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

See Part I, Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies for further information.

Critical Accounting Estimates and Significant Accounting and Disclosure Changes

There have been no changes to our critical accounting estimates, which are summarized in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates of our 2023 Annual Report.

Forward-Looking Statements
This document contains statements that we believe to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical facts are forward-looking statements, and include statements regarding our future financial position, business strategy, projected revenues, earnings, costs, capital expenditures and plans and objectives of management for the future. Words such as "expect," “could,” “may,” "anticipate," "intend," "plan," “ability,” "believe," "seek," "see," "will," "would," “estimate,” “forecast,” "target," “guidance,” “outlook,” “opportunity,” “strategy” or similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, such statements. Additionally, the information in this report contains forward-looking statements related to the pending Aera Merger.

Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved, or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

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
•regulatory actions and changes that affect the oil and gas industry generally and us in particular, including (1) the availability or timing of, or conditions imposed on, permits and approvals necessary for drilling or development activities or our carbon management business, (2) the management of energy, water, land, greenhouse gases (GHGs) or other emissions, (3) the protection of health, safety and the environment or (4)
the transportation, marketing and sale of our products;
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

•our ability to claim and utilize tax credits or other incentives in connection with our CCS projects and clean energy projects;
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
•our ability to maximize the value of our carbon management business and operate it on a stand-alone basis;
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
•pandemics, epidemics, outbreaks, or other public health events, such as the COVID-19 pandemic; and
•other factors discussed in Part I, Item 1A – Risk Factors in our 2023 Annual Report.

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

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three months ended March 31, 2024, there were no material changes to market risks from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2023 Annual Report.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. These commodity price changes also impact the volume changes under our PSC-type contracts. We maintain a commodity hedging program primarily focused on hedging crude oil sales to help protect our cash flows, margins and capital program from the volatility of crude oil prices. As of March 31, 2024, we had a net liability of $49 million for our commodity derivative positions which are carried at fair value. For more information on our derivative positions as of March 31, 2024, refer to Part I, Item 1 – Financial Statements, Note 6 Derivatives. We have price exposure for natural gas we purchase and use in our business. We used natural gas to generate electricity for our operations and higher natural gas prices will also result in an increase to our electricity costs.

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

As of March 31, 2024, the majority of our credit exposure was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at March 31, 2024 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

Changes in interest rate may affect the amount of interest we pay on our long-term debt. We had no variable-rate debt outstanding as of March 31, 2024. Our Senior Notes bear interest at a fixed rate of 7.125% per annum.

Item 4Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1Legal Proceedings

For additional information regarding legal proceedings, see Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q, Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Lawsuits, Claims, Commitments and Contingencies in this Form 10-Q, and Part I, Item 3, Legal Proceedings in our 2023 Annual Report.

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2023 Annual Report. There were no material changes to those risk factors during the three months ended March 31, 2024.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a Share Repurchase Program to acquire up to $1.35 billion of our common stock through December 31, 2025. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market and contractual limitations in our debt agreements. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend or discontinue authorization of the program at any time. Shares repurchased are held as treasury stock.

Our share repurchase activity for the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	—	$—	—	—
March 1, 2024 - March 31, 2024	1,065,764	$53.26	1,065,764	—
Total	1,065,764	$53.26	1,065,764	$—
(a)The total value of shares that may yet be purchased under the Share Repurchase Program totaled $691 million as of March 31, 2024.

Item 5     Other Disclosures

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1
Agreement and Plan of Merger, dated February 7, 2024, among California Resources Corporation and Petra Merger Sub I, LLC, Petra Merger Sub C, LLC, Petra Merger Sub O, LLC, Petra Merger Sub O2, LLC, Petra Merger Sub O3, LLC, each a Delaware limited liability company and a wholly-owned direct subsidiary of the Company, Petra Merger Sub S, LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of the Company, IKAV Impact USA Inc., a Delaware corporation, CPPIB Vedder US Holdings LLC, a Delaware limited liability company, Opps Xb Aera E CTB, LLC, a Delaware limited liability company, Opps XI Aera E CTB, LLC, a Delaware limited liability company, Green Gate COI, LLC, a Delaware limited liability company and solely for purposes of the Member Provisions (as defined in the Merger Agreement), IKAV Impact S.a.r.l., a Luxembourg corporation, Simlog Inc., a Delaware corporation, and IKAV Energy Inc., a Delaware corporation, CPP Investment Board Private Holdings (6), Inc., a Canadian corporation, OCM Opps Xb AIF Holdings (Delaware), L.P., a Delaware limited partnership, Oaktree Huntington Investment Fund II AIF (Delaware), L.P. – Class C, a Delaware limited partnership, OCM Opps XI AIV Holdings (Delaware), L.P., a Delaware limited partnership and OCM Aera E Holdings, LLC, a Delaware limited liability company. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 9, 2024 and incorporated herein by reference).

10.2
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

10.3
Third Amendment to the Amended and Restated Credit Agreement, entered into effective as of March 8, 2024, by and among California Resources Corporation, as the Borrower, the several lenders from time to time parties thereto and Citibank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 11, 2024 and incorporated herein by reference).

10.4
2024 Form of California Resources Corporation 2021 Long Term Incentive Restricted Stock Unit Award Term and Conditions (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024 and incorporated herein by reference).

10.5
2024 Form of California Resources Corporation 2021 Long Term Incentive Plan Performance Stock Unit Award Term and Conditions (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024 and incorporated herein by reference).

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

CALIFORNIA RESOURCES CORPORATION

DATE:	May 8, 2024	/s/ Noelle M. Repetti
Noelle M. Repetti
Senior Vice President and Controller
(Principal Accounting Officer)