Form 10-Q
period 2024-06-30
California Resources Corp
filed 2024-08-07
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
OR
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
The number of shares of common stock outstanding as of June 30, 2024 was 67,876,933.

California Resources Corporation and Subsidiaries

GLOSSARY AND SELECTED ABBREVIATIONS

The following are abbreviations and definitions of certain terms used within this Form 10-Q:

•ABR - Alternate base rate.
•Aera - Aera Energy, LLC.
•Aera Merger - The transactions contemplated by the Merger Agreement.
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
•Brookfield - BGTF Sierra Aggregator LLC.
•Btu - British thermal unit.
•CalGEM - California Geologic Energy Management Division.
•Carbon TerraVault JV - A joint venture between our wholly-owned subsidiary Carbon TerraVault I, LLC with Brookfield for the further development of a carbon management business in California.
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
•MBw/d - One thousand barrels of water per day.
•Mcf - One thousand cubic feet of natural gas equivalent, with liquids converted to an equivalent volume of natural gas using the ratio of one barrel of oil to six thousand cubic feet of natural gas.
•Merger Agreement - Definitive agreement and plan of merger related to the transactions to obtain all of the ownership interests in Aera.
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
•PSCs - Contractual arrangements similar to production-sharing contracts.
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
•WTI - West Texas Intermediate.

PART I    FINANCIAL INFORMATION

Item 1Financial Statements (unaudited)

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2024 and December 31, 2023
(in millions, except share data)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash and cash equivalents	$1,031	$496
Trade receivables	175	216
Inventories	56	72
Assets held for sale	13	13
Receivable from affiliate	61	19
Other current assets, net	103	113
Total current assets	1,439	929
PROPERTY, PLANT AND EQUIPMENT	3,548	3,437
Accumulated depreciation, depletion and amortization	(775)	(667)
Total property, plant and equipment, net	2,773	2,770
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	17	19
DEFERRED INCOME TAXES	139	132
OTHER NONCURRENT ASSETS	122	148
TOTAL ASSETS	$4,490	$3,998

CURRENT LIABILITIES
Accounts payable	248	245
Liabilities associated with assets held for sale	5	5
Accrued liabilities	340	366
Total current liabilities	593	616
NONCURRENT LIABILITIES
Long-term debt, net	1,161	540
Asset retirement obligations	436	422
Other long-term liabilities	248	201
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (84,510,451 and 83,557,800 shares issued; 67,876,933 and 68,693,885 shares outstanding at June 30, 2024 and December 31, 2023)	1	1
Treasury stock (16,633,518 shares held at cost at June 30, 2024 and 14,863,915 shares held at cost at December 31, 2023)	(697)	(604)
Additional paid-in capital	1,302	1,329
Retained earnings	1,374	1,419
Accumulated other comprehensive income	72	74
Total stockholders' equity	2,052	2,219
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,490	$3,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2024 and 2023
(dollars in millions, except share and per share data; shares in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
REVENUES
Oil, natural gas and NGL sales	$412	$447	$841	$1,162
Net gain (loss) from commodity derivatives	5	31	(66)	73
Revenue from marketing of purchased commodities	51	72	125	259
Electricity sales	36	34	51	102
Interest and other revenue	10	7	17	19
Total operating revenues	514	591	968	1,615

OPERATING EXPENSES
Operating costs	156	186	332	440
General and administrative expenses	63	71	120	136
Depreciation, depletion and amortization	53	56	106	114
Asset impairment	13	—	13	3
Taxes other than on income	39	42	77	84
Exploration expense	—	1	1	2
Costs related to marketing of purchased commodities	43	27	97	151
Electricity generation expenses	14	13	22	62
Transportation costs	17	16	37	33
Accretion expense	13	11	25	23
Carbon management business expenses	15	8	23	13
Other operating expenses, net	51	13	88	21
Total operating expenses	477	444	941	1,082
Gain on asset divestitures	1	—	7	7
OPERATING INCOME	38	147	34	540

NON-OPERATING (EXPENSES) INCOME
Interest and debt expense	(17)	(14)	(30)	(28)
Loss from investment in unconsolidated subsidiary	(4)	(1)	(7)	(3)
Other non-operating (loss) income	(6)	3	(5)	2
INCOME (LOSS) BEFORE INCOME TAXES	11	135	(8)	511
Income tax (provision) benefit	(3)	(38)	6	(113)
NET INCOME (LOSS)	$8	$97	$(2)	$398

Net income (loss) per share
Basic	$0.12	$1.39	$(0.03)	$5.65
Diluted	$0.11	$1.35	$(0.03)	$5.47

Weighted-average common shares outstanding
Basic	68.1	69.7	68.6	70.5
Diluted	70.0	71.9	68.6	72.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2024 and 2023
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$8	$97	$(2)	$398
Other comprehensive income (loss):
Amortization of prior service cost credit included in net periodic benefit cost, net of tax(a)	—	—	(2)	—
Comprehensive income (loss)	$8	$97	$(4)	$398
(a) Tax effects of the amortization of the prior service cost credit was insignificant for the three and six months ended June 30, 2024.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
For the three and six months ended June 30, 2024 and 2023
(in millions)

	Three months ended June 30, 2024
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, March 31, 2024	$1	$(662)	$1,295	$1,387	$72	$2,093
Net income	—	—	—	8	—	8
Share-based compensation	—	—	7	—	—	7
Repurchases of common stock	—	(35)	—	—	—	(35)
Cash dividend ($0.31 per share)	—	—	—	(21)	—	(21)
Shares cancelled for taxes	—	—	(1)	—	—	(1)
Other	—	—	1	—	—	1
Balance, June 30, 2024	$1	$(697)	$1,302	$1,374	$72	$2,052

	Three months ended June 30, 2023
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, March 31, 2023	$1	$(520)	$1,311	$1,219	$81	$2,092
Net income	—	—	—	97	—	97
Share-based compensation	—	—	7	—	—	7
Repurchases of common stock	—	(64)	—	—	—	(64)
Cash dividend ($0.2825 per share)	—	—	—	(21)	—	(21)
Shares cancelled for taxes	—	—	(1)	—	—	(1)
Balance, June 30, 2023	$1	$(584)	$1,317	$1,295	$81	$2,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six months ended June 30, 2024
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2023	$1	$(604)	$1,329	$1,419	$74	$2,219
Net loss	—	—	—	(2)	—	(2)
Share-based compensation	—	—	14	—	—	14
Repurchases of common stock	—	(93)	—	—	—	(93)
Cash dividend ($0.31 per share)	—	—	—	(43)	—	(43)
Shares cancelled for taxes			(42)	—	—	(42)
Other comprehensive income, net of tax	—	—	—	—	(2)	(2)
Other	—	—	1	—	—	1
Balance, June 30, 2024	$1	$(697)	$1,302	$1,374	$72	$2,052

	Six months ended June 30, 2023
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2022	$1	$(461)	$1,305	$938	$81	$1,864
Net income	—	—	—	398	—	398
Share-based compensation	—	—	14	—	—	14
Repurchases of common stock	—	(123)	—	—	—	(123)
Cash dividend ($0.2825 per share)	—	—	—	(41)	—	(41)
Shares cancelled for taxes			(2)	—	—	(2)
Balance, June 30, 2023	$1	$(584)	$1,317	$1,295	$81	$2,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2024 and 2023
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$8	$97	$(2)	$398
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	53	56	106	114
Deferred income tax provision (benefit)	3	9	(6)	56
Asset impairments	13	—	13	3
Net (gain) loss from commodity derivatives	(4)	(31)	68	(73)
Net payments on settled commodity derivatives	(10)	(63)	(24)	(128)
Gain on asset divestitures	(1)	—	(7)	(7)
Other non-cash charges to income, net	46	30	52	51
Changes in operating assets and liabilities, net	(11)	10	(16)	4
Net cash provided by operating activities	97	108	184	418

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(34)	(39)	(88)	(86)
Changes in accrued capital investments	6	(2)	2	(15)
Proceeds from asset divestitures, net	2	—	12	—
Acquisitions	(6)	(1)	(6)	(1)
Other, net	(1)	(2)	(2)	(3)
Net cash used in investing activities	(33)	(44)	(82)	(105)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	30	—	30	—
Proceeds from 2029 Senior Notes, net	590	—	590	—
Repurchases of common stock	(35)	(64)	(93)	(123)
Common stock dividends	(22)	(20)	(43)	(40)
Payments on equity-settled awards	—	—	(4)	—
Issuance of common stock	2	—	3	1
Bridge loan commitments	—	—	(5)	—
Debt amendment costs	—	(8)	(3)	(8)
Shares cancelled for taxes	(1)	(1)	(42)	(2)
Net cash provided by (used in) financing activities	564	(93)	433	(172)
Increase (decrease) in cash and cash equivalents	628	(29)	535	141
Cash and cash equivalents—beginning of period	403	477	496	307
Cash and cash equivalents—end of period	$1,031	$448	$1,031	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2024

NOTE 1    BASIS OF PRESENTATION

We are an independent energy and carbon management company committed to energy transition. We are committed to environmental stewardship while safely providing local, responsibly sourced energy. We are also focused on maximizing the value of our land, mineral ownership, and energy expertise for decarbonization by developing carbon capture and storage (CCS) and other emissions-reducing projects.

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its subsidiaries as of the date presented. On July 1, 2024, we closed on transactions contemplated by the definitive agreement and plan of merger (Merger Agreement) to obtain all of the ownership interests in Aera Energy, LLC (Aera) with an effective date of January 1, 2024 (Aera Merger). As such, the accompanying unaudited financial statements do not contain the results of Aera for the periods indicated.

In the opinion of our management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present our financial position, results of operations, comprehensive income, equity and cash flows for all periods presented. We have eliminated all significant intercompany transactions and accounts. We account for our share of oil and natural gas producing activities, in which we have a direct working interest, by reporting our proportionate share of assets, liabilities, revenues, costs and cash flows within the relevant lines on our condensed consolidated financial statements. In applying the equity method of accounting, our investment in an unconsolidated subsidiary (Carbon TerraVault JV HoldCo, LLC) was initially recognized at cost and then is adjusted for our proportionate share of income or loss in addition to contributions and distributions.

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

Certain prior period balances related to natural gas liquid (NGL) marketing activities have been reclassified to conform to our 2024 presentation. For the six months ended June 30, 2023, we reclassified $3 million related to NGL storage activities from other revenue to revenue from marketing of purchased commodities on our condensed consolidated statement of operations.

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

Brookfield contributed the first $46 million installment of their initial investment to the Carbon TerraVault JV in 2022 and the second $46 million installment in April 2024. The remaining balance of the initial installment plus the second installment may, at our sole discretion, be distributed to us or used to satisfy future capital contributions, among other items. Because the parties have certain put and call rights (repurchase features) with respect to the 26R reservoir if certain milestones are not met, the first and second installment of the initial investment by Brookfield is reflected as a contingent liability included in other long-term liabilities on our condensed consolidated balance sheets. The contingent liability was $102 million and $52 million at June 30, 2024 and December 31, 2023, respectively, inclusive of interest.

The tables below present the summarized financial information related to our equity method investment in the Carbon TerraVault JV (and do not include amounts we have incurred related to development of our carbon management business, Carbon TerraVault), along with related party transactions for the periods presented.

	June 30,	December 31,
	2024	2023
	(in millions)
Investment in unconsolidated subsidiary(a)	$17	$19
Receivable from affiliate(b)	$61	$19
Other long-term liabilities - Contingent liability (related to Carbon TerraVault JV put and call rights)	$102	$52
(a)Reflects our investment less losses allocated to us of $7 million and $9 million for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.
(b)The amount of Brookfield's contributions available to us and amounts due to us under the MSA (described further below) are reported as receivable from affiliate. At June 30, 2024, the amount of $61 million includes the remaining $58 million of Brookfield's first and second installments of their initial investment which is available to us and $3 million related to the MSA and vendor reimbursements. At December 31, 2023, the amount of $19 million includes $17 million remaining of Brookfield's initial contribution available to us and $2 million related to the MSA and vendor reimbursements.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Loss from investment in unconsolidated subsidiary	$4	$1	$7	$3
General and administrative expenses(a)	$3	$2	$5	$3
(a)General and administrative expenses on our condensed consolidated statements of operations have been reduced by this amount which we have invoiced to the Carbon TerraVault JV under the MSA for back-office operational and commercial services.

We are also performing well abandonment work at our Elk Hills field as part of the permitting process for injection of CO2 at the 26R reservoir. During the three and six months ended June 30, 2024, we performed abandonment work and sought reimbursement in the amounts of $5 million and $9 million, respectively, from the Carbon TerraVault JV. During the three and six months ended June 30, 2023, we performed abandonment work and sought reimbursement in the amounts of $1 million and $2 million, respectively, from the Carbon TerraVault JV.

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

NOTE 3    DEBT

As of June 30, 2024 and December 31, 2023, our long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023	Interest Rate	Maturity
	(in millions)
Revolving Credit Facility	$30	$—	SOFR plus 2.50%-3.50% ABR plus 1.50%-2.50%(a)	July 31, 2027(b)
2026 Senior Notes	545	545	7.125%	February 1, 2026
2029 Senior Notes	600	—	8.250%	June 15, 2029
Principal amount	$1,175	$545
Unamortized debt discount and debt issuance costs	(14)	(5)
Long-term debt, net	$1,161	$540
(a)At our election, borrowings under the amended Revolving Credit Facility may be alternate base rate (ABR) loans or term SOFR loans, plus an applicable margin. ABR loans bear interest at a rate equal to the highest of (i) the federal funds effective rate plus 0.50%, (ii) the administrative agent prime rate and (iii) the one-month SOFR rate plus 1%. Term SOFR loans bear interest at term SOFR, plus an additional 10 basis points per annum credit spread adjustment. The applicable margin is adjusted based on a commitment utilization percentage and will vary from (i) in the case of ABR loans, 1.50% to 2.50% and (ii) in the case of term SOFR loans, 2.50% to 3.50%.
(b)The Revolving Credit Facility is subject to a springing maturity to August 4, 2025 if any of our 2026 Senior Notes are outstanding on that date.

On April 26, 2023, we entered into an Amended and Restated Credit Agreement (Revolving Credit Facility) with Citibank, N.A., as administrative agent, and certain other lenders, which amended and restated in its entirety the prior credit agreement dated October 27, 2020. As of June 30, 2024, our Revolving Credit Facility consisted of a senior revolving loan facility with an aggregate commitment of $630 million. Our Revolving Credit Facility also included a sub-limit of $250 million for the issuance of letters of credit. As of June 30, 2024, $130 million letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters. As of June 30, 2024, we had $470 million of availability on our Revolving Credit Facility after taking into account a draw of $30 million and $130 million in letters of credit outstanding. The borrowing base is redetermined semi-annually and the next determination will be on or about October 1, 2024.

In February 2024, in connection with the Aera Merger, we entered into a second amendment to our Revolving Credit Facility to, among other things, permit the incurrence of indebtedness under a bridge loan facility. We did not utilize a bridge loan facility in connection with the Aera Merger and wrote-off $6 million of bridge loan and commitment fees during the three months ended June 30, 2024 included in other non-operating (loss) income on our condensed consolidated statement of operations.

In March 2024, we entered into a third amendment to our Revolving Credit Facility. This amendment facilitated certain matters with respect to the Aera Merger, including the postponement of the regular spring borrowing base redetermination until the fall of 2024 and certain other amendments.

On July 1, 2024, we entered into a fourth amendment to our Revolving Credit Facility. This amendment increased the aggregate revolving commitments available under the Revolving Credit Facility from $630 million to $1.1 billion. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of these commitments. This amendment also increased the borrowing base from $1.2 billion to $1.5 billion, among other matters.

For a discussion of the Aera Merger, see Note 13 Subsequent Events.

2029 Senior Notes

On June 5, 2024, we completed an offering of $600 million in aggregate principal amount of 8.25% senior notes due 2029 (2029 Senior Notes). The terms of the 2029 Senior Notes are governed by the Indenture, dated as of June 5, 2024, by and among us, the guarantors and Wilmington Trust, National Association, as trustee (2029 Senior Notes Indenture). The net proceeds of $590 million, after $10 million of debt discount and issuance costs, were used along with available cash to repay all of Aera's outstanding debt at closing of the Aera Merger. See Note 13 Subsequent Events for more information on the closing of the Aera Merger.

Security – Our 2029 Senior Notes are general unsecured obligations which are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee our obligations under the Revolving Credit Facility and our existing 2026 Senior Notes.

Redemption – We may redeem the 2029 Senior Notes at any time on or after June 15, 2026 at the redemption prices of (i) 104.125% during the twelve-month period beginning on June 15, 2026, (ii) 102.063% during the twelve-month period beginning on June 15, 2027 and (iii) 100% after June 15, 2028 and before the maturity date. Prior to June 15, 2026, we may redeem up to 35% of the aggregate principal amount of the 2029 Senior Notes with an amount of cash not greater than the net cash proceeds from certain equity offerings at the redemption price of 108.250%. In addition, before June 15, 2026, we may redeem some or all of the 2029 Senior Notes at a redemption price equal to 100% of the aggregate principal amount of the 2029 Senior Notes redeemed, plus the applicable premium as specified in the 2029 Senior Notes Indenture and accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, our 2029 Senior Notes were subject to a special mandatory redemption in certain circumstances if the Aera Merger did not close. As of June 30, 2024, it was not probable that this redemption feature would be triggered and it is no longer effective.

Other Covenants – Our 2029 Senior Notes include covenants that, among other things, restrict our ability to incur additional indebtedness, issue preferred stock, grant liens, make asset sales and investments, repay existing indebtedness, make subsidiary distributions, and enter into transactions that would result in fundamental changes.

Events of Default and Change of Control – Our 2029 Senior Notes provide for certain triggering events, including upon a change of control, as defined in the indenture, that would require us to repurchase all or any part of the 2029 Senior Notes at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

Fair Value

We estimate that the fair value of our variable rate debt approximates its carrying value because the interest rate approximates current market rates. As shown in the table below, we estimate fair value of our fixed rate Senior Notes based on known prices from market transactions (using Level 1 inputs on the fair value hierarchy).

	June 30,	December 31,
	2024	2023
	(in millions)
Variable rate debt	$30	$—
Fixed rate debt
2026 Senior Notes	547	554
2029 Senior Notes	612	—
Fair Value of Long-Term Debt	$1,189	$554

Other

As of June 30, 2024, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility, 2026 Senior Notes and 2029 Senior Notes. For more information on our 2026 Senior Notes, see Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2023 Annual Report.

NOTE 4    LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

We are involved, in the normal course of business, in lawsuits, environmental and other claims, and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when we determine it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at June 30, 2024 and December 31, 2023 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for accrued decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and was challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and are challenging the order from BSEE. In March 2024, we entered into a cost sharing agreement with former lessees to share in ongoing maintenance costs during the pendency of the challenge to the BSEE order. We estimate our ongoing share of maintenance costs for the platforms could be approximately $5 million per year. Due to the preliminary stage of the process, no cost estimates to abandon the offshore platforms have been determined.

NOTE 5    DERIVATIVES

We continue to maintain a commodity hedging program primarily focused on crude oil to help protect our cash flows, margins and capital program from the volatility of commodity prices. We also enter into natural gas swaps for the purpose of hedging our fuel consumption at one of our steamfloods as well as swaps for natural gas purchases and sales related to our marketing activities. We did not have any derivative instruments designated as accounting hedges as of and for the three and six months ended June 30, 2024 and 2023. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to implement our hedging strategy.

Summary of Derivative Contracts

We held the following Brent-based contracts as of June 30, 2024:

	Q3 2024	Q4 2024	Q1 2025	Q2 2025	2H 2025
Sold Calls
Barrels per day	30,000	29,000	30,000	30,000	29,500
Weighted-average price per barrel	$90.07	$90.07	$87.08	$87.08	$87.11

Purchased Puts
Barrels per day	30,000	29,000	30,000	30,000	29,500
Weighted-average price per barrel	$65.17	$65.17	$61.67	$61.67	$61.69

Swaps
Barrels per day	8,875	8,875	5,250	3,500	3,250
Weighted-average price per barrel	$80.10	$79.94	$76.27	$72.50	$72.50

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

At June 30, 2024, we also held the following swaps to hedge purchased natural gas used in our operations as shown in the table below.

	Q3 2024	Q4 2024
Swaps:
MMBtu per day	10,000	10,000
Weighted-average price per MMBtu	$5.65	$5.65

We also have a limited number of derivative contracts related to our natural gas marketing activities that are intended to lock in locational price spreads. These derivative contracts are not significant to our results of operations or financial statements taken as a whole.

Fair Value of Derivatives

Derivative instruments not designated as hedging instruments are required to be recorded on the balance sheet at fair value. We report gains and losses on our derivative contracts which hedge commodity price risk related to our oil production and our marketing activities in operating revenue on our consolidated statements of operations as shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Non-cash commodity derivative gain (loss)	$11	$94	$(48)	$201
Settlements and premiums	(6)	(63)	(18)	(128)
Net gain (loss) from commodity derivatives	$5	$31	$(66)	$73

We report gains and losses on our derivative contracts for purchased natural gas used to generate steam for our steamflood operations as a component of operating expense on our consolidated statement of operations. For the three and six months ended June 30, 2024, we recognized a net loss of $1 million (which includes a non-cash gain of $3 million and $4 million of settlement payments) and a net loss of $2 million (which includes a non-cash gain of $4 million and $6 million of settlement payments) in other operating expenses, net on our consolidated statement of operations. We did not have derivative contracts related to purchased natural gas for our marketing activities during the three and six months ended June 30, 2023.

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented.

The following tables present the fair values of our outstanding commodity derivatives as of June 30, 2024 and December 31, 2023:

June 30, 2024
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
	(in millions)
Other current assets, net	$13	$(13)	$—
Other noncurrent assets	15	(15)	—

Current liabilities	(41)	13	(28)
Noncurrent liabilities	(25)	15	(10)
	$(38)	$—	$(38)

December 31, 2023
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value
	(in millions)
Other current assets, net	$39	$(18)	$21
Other noncurrent assets	38	(32)	6

Current liabilities	(26)	18	(8)
Noncurrent liabilities	(34)	32	(2)
	$17	$—	$17

NOTE 6    INCOME TAXES

The following table presents the components of our total income tax provision:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Income (loss) before income taxes	$11	$135	$(8)	$511

Current income tax provision	—	29	—	57
Deferred income tax provision (benefit)	3	9	(6)	56
Total income tax provision (benefit)	$3	$38	$(6)	$113

Our annual effective tax rate of 27% differed from the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2024 primarily due to state taxes. Our annual effective tax rate of 75% differed from the U.S. federal statutory rate of 21% for the six months ended June 30, 2024 primarily due to the settlement of stock-based compensation awards in the first quarter of 2024 at a share price which exceeded the grant date value used to recognize compensation expense for financial accounting. This difference resulted in a tax benefit and had the effect of increasing our effective tax rate for the six months ended June 30, 2024.

Our annual effective tax rate of 28% differed from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2023 primarily due to state taxes. During the six months ended June 30, 2023 we recognized a tax benefit for the release of a valuation allowance, which was recognized in 2022. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 7 Income Taxes in our 2023 Annual Report for additional information.

Management expects to realize the recorded deferred tax assets primarily through future income and reversal of taxable temporary differences. Realization of our existing deferred tax assets is not assured and depends on a number of factors including our ability to generate sufficient taxable income in future periods.

NOTE 7    DIVESTITURES, ACQUISITIONS AND ASSETS HELD FOR SALE

Divestitures

Fort Apache in Huntington Beach

In March 2024, we sold our 0.9-acre Fort Apache real estate property in Huntington Beach, California for purchase price of $10 million and recognized a $6 million gain.

Other

During the three and six months ended June 30, 2024, we sold non-core assets recognizing a $1 million gain.
During the six months ended June 30, 2023, we sold a non-producing asset in exchange for the assumption of liabilities, recognizing a $7 million gain related to the liability reduction.

Acquisitions

In the three and six months ended June 30, 2024, we acquired land for our carbon management business for approximately $6 million. In the three and six months ended June 30, 2023, we acquired land for our carbon management business for approximately $1 million.

Assets Held for Sale

Ventura Basin Transactions

During 2021 and 2022, we entered into transactions to sell our Ventura basin assets. The transaction contemplates multiple closings that are subject to customary closing conditions. The transfer of the remaining assets in the Ventura basin was approved in June 2024 by the State Lands Commission. We expect to close on the sale of these assets in the second half of 2024. These remaining assets, consisting of property, plant and equipment and associated asset retirement obligations, are classified as held for sale on our condensed consolidated balance sheets at June 30, 2024 and December 31, 2023. See Part II, Item 8 – Financial Statements and Supplementary Data, Note 8 Divestitures and Acquisitions in our 2023 Annual Report for additional information on the Ventura basin transactions.

Other

In 2022, we acquired properties for carbon management activities for approximately $17 million, with the intent to divest a portion of these assets. We recorded these assets at fair value recognizing an impairment of $3 million in the first quarter of 2023. The fair value, using Level 3 inputs in the fair value hierarchy, declined during the first quarter of 2023 due to market conditions (including inflation and rising interest rates). The assets being divested are classified as held for sale as of June 30, 2024 on our condensed consolidated balance sheet.

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

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share
	(number of shares)	(in millions)	($ per share)
Three months ended June 30, 2023	1,618,746	$64	$39.12
Three months ended June 30, 2024	703,839	$35	$49.71

Six months ended June 30, 2023	3,042,510	$123	$40.12
Six months ended June 30, 2024	1,769,603	$93	$51.85

Inception of Program (May 2021) through June 30, 2024	16,633,518	$697	$41.74
Note: The total value of shares purchased includes approximately $1 million in both the six months ended June 30, 2024 and 2023 related to excise taxes on share repurchases, which was effective beginning on January 1, 2023. Commissions paid on share repurchases were not significant in all periods presented.

Dividends

Our Board of Directors declared the following cash dividends for each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
2024
Three months ended March 31, 2024	$21	$0.31
Three months ended June 30, 2024	22	$0.31
Six months ended June 30, 2024	$43
2023
Three months ended March 31, 2023	$20	$0.2825
Three months ended June 30, 2023	20	$0.2825
Six months ended June 30, 2023	$40

In addition to dividends on our common stock shown in the table above, we paid $4 million on equity-settled stock-based compensation awards in the six months ended June 30, 2024. Future cash dividends, and the establishment of record and payment dates, are subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. See Note 13 Subsequent Events for information on future cash dividends.

Warrants

In October 2020, we reserved an aggregate 4,384,182 shares of our common stock for warrants, which are exercisable at $36 per share through October 2024.

As of June 30, 2024, we had outstanding warrants exercisable into 4,119,144 shares of our common stock (subject to adjustments pursuant to the terms of the warrants). During the three and six months ended June 30, 2024, we issued 34,474 and 53,325 shares of our common stock in exchange for warrants. During the three and six months ended June 30, 2023, we issued an insignificant number of shares of our common stock in exchange for warrants.

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 10 Stockholders' Equity in our 2023 Annual Report for additional information on the terms of our warrants.

NOTE 9    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three and six months ended June 30, 2024 and 2023. Our restricted stock unit (RSU) and performance stock unit (PSU) awards are not considered participating securities since the dividend rights on unvested shares are forfeitable.

For basic EPS, the weighted-average number of common shares outstanding excludes shares underlying our equity-settled awards and warrants. For diluted EPS, the basic shares outstanding are adjusted by adding potential common shares, if dilutive.

The following table presents the calculation of basic and diluted EPS, for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net income (loss)	$8	$97	$(2)	$398

Denominator for Basic EPS
Weighted-average shares	68.1	69.7	68.6	70.5

Potential common shares, if dilutive:
Warrants	1.2	0.5	—	0.5
Restricted stock units	0.4	0.9	—	0.9
Performance stock units	0.3	0.8	—	0.8

Denominator for Diluted EPS
Weighted-average shares	70.0	71.9	68.6	72.7

EPS
Basic	$0.12	$1.39	$(0.03)	$5.65
Diluted	$0.11	$1.35	$(0.03)	$5.47

The following table presents potentially dilutive weighted-average common shares which were excluded from the denominator for diluted EPS in periods of losses:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Shares issuable upon exercise of warrants	—	—	4.2	—
Shares issuable upon settlement of RSUs	—	—	0.8	—
Shares issuable upon settlement of PSUs	—	—	1.0	—
Total antidilutive shares	—	—	6.0	—

NOTE 10    SUPPLEMENTAL ACCOUNT BALANCES

Restricted cash — Cash and cash equivalents at June 30, 2024 included an insignificant amount that was restricted under oil and natural gas liens in favor of one of our suppliers. We had no restricted cash at December 31, 2023.

Revenues — We derive most of our revenue from sales of oil, natural gas and NGLs, with the remaining revenue primarily generated from sales of electricity and marketing activities related to storage and managing excess pipeline capacity.

The following table provides disaggregated revenue for sales of produced oil, natural gas and NGLs to customers:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Oil	$353	$362	$701	$752
Natural gas	14	43	46	306
NGLs	45	42	94	104
Oil, natural gas and NGL sales	$412	$447	$841	$1,162

From time-to-time, we enter into transactions for third-party production, which we report as revenue from marketing of purchased commodities on our condensed consolidated statements of operations. Revenues from marketing of purchased commodities primarily results from the storage or transportation of natural gas to take advantage of differences in pricing or location, or in the quality of products other than natural gas. The following table provides disaggregated revenue for sales to customers related to our marketing activities:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Oil	$28	$—	$48	$—
Natural gas	23	72	71	256
NGLs	—	—	6	3
Revenue from marketing of purchased commodities	$51	$72	$125	$259

Inventories — Materials and supplies, which primarily consist of well equipment and tubular goods used in our oil and natural gas operations, are valued at weighted-average cost and are reviewed periodically for obsolescence. Finished goods include produced oil and NGLs in storage, which are valued at the lower of cost or net realizable value. Inventories, by category, are as follows:

	June 30,	December 31,
	2024	2023
	(in millions)
Materials and supplies	$54	$68
Finished goods	2	4
Inventories	$56	$72

In the three and six months ended June 30, 2024, we recorded an impairment of excess and obsolete materials and supplies of $13 million. The impairment related to the write-down of obsolete materials and supplies to fair value using Level 3 inputs in the fair value hierarchy.

Other current assets, net — Other current assets, net include the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Net amounts due from joint interest partners(a)	$48	$43
Fair value of commodity derivative contracts	—	21
Prepaid expenses	16	19
Greenhouse gas allowances	12	12
Income tax receivable	8	—
Other	19	18
Other current assets, net	$103	$113
(a)Included in the June 30, 2024 and December 31, 2023 net amounts due from joint interest partners are allowances of $3 million.

Other noncurrent assets — Other noncurrent assets include the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Operating lease right-of-use assets	$83	$73
Deferred financing costs - Revolving Credit Facility	12	11
Emission reduction credits	11	11
Prepaid power plant maintenance	2	34
Fair value of commodity derivative contracts	—	6
Deposits and other	14	13
Other noncurrent assets	$122	$148

Accrued liabilities — Accrued liabilities include the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Employee-related costs	$69	$82
Taxes other than on income	36	35
Asset retirement obligations	77	99
Interest	21	18
Operating lease liability	19	15
Fair value of derivative contracts	28	8
Premiums due on commodity derivative contracts	13	21
Liability for settlement payments on commodity derivative contracts	2	8
Amounts due under production-sharing contracts	16	5
Signal Hill maintenance	2	12
Income taxes payable	—	18
Other	57	45
Accrued liabilities	$340	$366

Other long-term liabilities — Other long-term liabilities includes the following:

	June 30,	December 31,
	2024	2023
	(in millions)
Compensation-related liabilities	$35	$38
Postretirement benefit plan	33	36
Operating lease liability	55	55
Fair value of commodity derivative contracts	10	2
Premiums due on commodity derivative contracts	7	10
Contingent liability (related to Carbon TerraVault JV put and call rights)	102	52
Other	6	8
Other long-term liabilities	$248	$201

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Exploration and production, corporate and other	$60	$68	$115	$130
Carbon management business	3	3	5	6
Total general and administrative expenses	$63	$71	$120	$136

NOTE 11    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to our condensed consolidated statements of cash flows, excluding leases and ARO, are presented below:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Supplemental Cash Flow Information
Interest paid, net of amount capitalized	$(1)	$1	$19	$22
Income taxes paid	$4	$51	$26	$51
Interest income	$8	$6	$14	$9

Supplemental Disclosure of Non-cash Investing and Financing Activities
Contribution to the Carbon TerraVault JV	$5	$2	$5	$4
Issuance of shares for stock-based compensation awards	$1	$2	$88	$2
Dividends accrued for stock-based compensation awards	$—	$1	$1	$2
Excise tax on share repurchases	$—	$—	$1	$1

NOTE 12    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have designated certain of our subsidiaries as Unrestricted Subsidiaries under the indenture governing our 2026 Senior Notes (2026 Senior Notes Indenture) and 2029 Senior Notes (2029 Senior Notes Indenture). Unrestricted Subsidiaries (as defined in the 2026 Senior Notes Indenture and 2029 Senior Notes Indenture) are subject to fewer restrictions under the indentures. We are required under the 2026 Senior Notes Indenture and 2029 Senior Notes Indenture to present the financial condition and results of operations of CRC and its Restricted Subsidiaries (as defined in the 2026 Senior Notes Indenture and 2029 Senior Notes Indenture) separate from the financial condition and results of operations of its Unrestricted Subsidiaries. The following condensed consolidating balance sheets as of June 30, 2024 and December 31, 2023 and the condensed consolidating statements of operations for the three and six months ended June 30, 2024 and 2023, as applicable, reflect the condensed consolidating financial information of CRC (Parent), our combined Unrestricted Subsidiaries, our combined Restricted Subsidiaries and the elimination entries necessary to arrive at the information for the Company on a consolidated basis. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets
As of June 30, 2024 and December 31, 2023

	As of June 30, 2024
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total current assets	$1,055	$61	$323	$—	$1,439
Total property, plant and equipment, net	13	21	2,739	—	2,773
Investments in consolidated subsidiaries	2,461	(28)	1,361	(3,794)	—
Deferred tax asset	139	—	—	—	139
Investment in unconsolidated subsidiary	—	17	—	—	17
Other assets	14	49	59	—	122
TOTAL ASSETS	$3,682	$120	$4,482	$(3,794)	$4,490

Total current liabilities	117	15	461	—	$593
Long-term debt	1,161	—	—	—	1,161
Asset retirement obligations	—	—	436	—	436
Other long-term liabilities	72	126	50	—	248
Amounts due to (from) affiliates	280	44	(324)	—	—
Total equity	2,052	(65)	3,859	(3,794)	2,052
TOTAL LIABILITIES AND EQUITY	$3,682	$120	$4,482	$(3,794)	$4,490

	As of December 31, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total current assets	$511	$20	$398	$—	$929
Total property, plant and equipment, net	14	12	2,744	—	2,770
Investments in consolidated subsidiaries	2,311	(11)	1,347	(3,647)	—
Deferred tax asset	132	—	—	—	132
Investment in unconsolidated subsidiary	—	19	—	—	19
Other assets	12	36	100	—	148
TOTAL ASSETS	$2,980	$76	$4,589	$(3,647)	$3,998

Total current liabilities	142	13	461	—	$616
Long-term debt	540	—	—	—	540
Asset retirement obligations	—	—	422	—	422
Other long-term liabilities	79	73	49	—	201
Total equity	2,219	(10)	3,657	(3,647)	2,219
TOTAL LIABILITIES AND EQUITY	$2,980	$76	$4,589	$(3,647)	$3,998

Condensed Consolidating Statement of Operations
For the three and six months ended June 30, 2024 and 2023

	Three months ended June 30, 2024
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total operating revenues	$7	$—	$513	$(6)	$514
Total costs and other	77	18	388	(6)	477
Gain on asset divestitures	—	—	1	—	1
Non-operating income (loss)	(21)	(7)	1	—	(27)
INCOME (LOSS) BEFORE INCOME TAXES	(91)	(25)	127	—	11
Income tax benefit	(3)	—	—	—	(3)
NET INCOME (LOSS)	$(94)	$(25)	$127	$—	$8

	Three months ended June 30, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total operating revenues	$5	$—	$586	$—	$591
Total costs and other	62	11	371	—	444
Non-operating (loss) income	(11)	(2)	1	—	(12)
(LOSS) INCOME BEFORE INCOME TAXES	(68)	(13)	216	—	135
Income tax provision	(38)	—	—	—	(38)
NET (LOSS) INCOME	$(106)	$(13)	$216	$—	$97

	Six months ended June 30, 2024
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total operating revenues	$13	$—	$971	$(16)	$968
Total costs and other	136	28	793	(16)	941
Gain on asset divestitures	—	—	7	—	7
Non-operating (loss) income	(34)	(11)	3	—	(42)
(LOSS) INCOME BEFORE INCOME TAXES	(157)	(39)	188	—	(8)
Income tax provision	6	—	—	—	6
NET (LOSS) INCOME	$(151)	$(39)	$188	$—	$(2)

	Six months ended June 30, 2023
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated
	(in millions)
Total operating revenues	$9	$—	$1,606	$—	$1,615
Total costs and other	112	19	951	—	1,082
Gain on asset divestitures	—	—	7	—	7
Non-operating (loss) income	(27)	(5)	3	—	(29)
(LOSS) INCOME BEFORE INCOME TAXES	(130)	(24)	665	—	511
Income tax provision	(113)	—	—	—	(113)
NET (LOSS) INCOME	$(243)	$(24)	$665	$—	$398

NOTE 13    SUBSEQUENT EVENTS

Aera Merger

On July 1, 2024, we obtained all of the ownership interests in Aera. Aera is a leading operator of mature fields in California, primarily in the San Joaquin and Ventura basins, with high oil-weighted production. In connection with the closing of the Aera Merger, we issued 21,315,707 shares of common stock to the Aera owners and paid $990 million in connection with the extinguishment of Aera's outstanding indebtedness using the proceeds from the issuance of the 2029 Senior Notes and cash on hand. For more information on the 2029 Senior Notes and an amendment to our Revolving Credit Facility entered into at the closing of the Aera Merger, refer to Note 3 Debt.

As of July 1, 2024, immediately following closing of the Aera Merger, our existing stockholders prior to the Aera Merger owned approximately 76% of CRC and the previous owners of Aera owned approximately 24% of CRC.

In the three and six months ended June 30, 2024, we recognized $13 million and $26 million, respectively, of transaction and integration costs related to the Aera Merger which are included in other operating expenses, net on our condensed consolidated statement of operations. In July 2024, we recognized additional transaction costs of $27 million which were conditioned upon closing.

We expect the Aera Merger to be accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations (ASC 805). Due to the proximity of the acquisition date to the filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2024, the initial accounting for the Aera Merger is incomplete, and therefore we are unable to disclose certain information required by ASC 805, including the provisional amounts recognized as of the acquisition date for fair value of consideration transferred, each major class of assets acquired and liabilities assumed, and goodwill, if any, due to the ongoing status of the valuation.

Dividend

On August 2, 2024, our Board of Directors increased the cash dividend policy to anticipate a total annual dividend of $1.55, payable to shareholders in quarterly increments of $0.3875 per share of common stock. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position.

On August 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.3875 per share of common stock. The dividend is payable to shareholders of record at the close of business on August 30, 2024 and is expected to be paid on September 16, 2024.

Item 2Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We are an independent energy and carbon management company committed to energy transition. We are committed to environmental stewardship while safely providing local, responsibly sourced energy. We are also focused on maximizing the value of our land, mineral ownership, and energy expertise for decarbonization by developing carbon capture and storage (CCS) and other emissions-reducing projects.

Except when the context otherwise requires or where otherwise indicated, all references to ‘‘CRC,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to California Resources Corporation and its consolidated subsidiaries as of the date presented.

Aera Merger

On July 1, 2024, we closed on the transactions contemplated by the definitive agreement and plan of merger (Merger Agreement) to obtain all of the ownership interests in Aera Energy, LLC (Aera) with an effective date of January 1, 2024 (Aera Merger). In connection with the closing of the Aera Merger, we issued 21,315,707 shares of common stock to the Aera owners and paid $990 million in connection with the extinguishment of Aera's outstanding indebtedness using the proceeds from the issuance of the 2029 Senior Notes and cash on hand. For more information on the 2029 Senior Notes, refer to Part I, Item 1 – Financial Statements, Note 3 Debt.

As of July 1, 2024, immediately following closing of the Aera Merger, our existing stockholders prior to the Aera Merger owned approximately 76% of CRC and the previous owners of Aera owned approximately 24% of CRC.

In the three and six months ended June 30, 2024, we recognized $13 million and $26 million, respectively, of transaction and integration costs related to the Aera Merger which are included in other operating expenses, net on our condensed consolidated statement of operations. In July 2024, we recognized additional transaction costs of $27 million which were conditioned upon closing.

Recent Debt Transactions

2029 Senior Notes

On June 5, 2024, we completed an offering of $600 million in aggregate principal amount of 8.25% senior notes due 2029 (2029 Senior Notes). The terms of the 2029 Senior Notes are governed by the Indenture, dated as of June 5, 2024, by and among us, the guarantors and Wilmington Trust, National Association, as trustee (2029 Senior Notes Indenture). The net proceeds of $590 million, after $10 million of debt discount and issuance costs, were used along with available cash to repay all of Aera's outstanding debt at closing of the Aera Merger. For more information on the 2029 Senior Notes, refer to Part I, Item 1 – Financial Statements, Note 3 Debt.

Fourth Amendment to the Revolving Credit Facility

On July 1, 2024, we entered into a fourth amendment to our Revolving Credit Facility. This amendment increased the aggregate revolving commitments available under the Revolving Credit Facility from $630 million to $1.1 billion. Our ability to borrow under our Revolving Credit Facility is limited to the amount of these commitments. This amendment also increased the borrowing base from $1.2 billion to $1.5 billion, among other matters.

Business Environment and Industry Outlook

Commodity Prices

Our operating results, and those of the oil and natural gas industry as a whole, are heavily influenced by commodity prices. Oil and natural gas prices and differentials may fluctuate significantly as a result of numerous market-related variables. These and other factors make it impossible to predict realized prices reliably. We may respond to economic conditions by adjusting the amount and allocation of our capital program while continuing to identify efficiencies and cost savings. Volatility in oil prices may materially affect the quantities of oil and natural gas reserves we can economically produce over the longer term. Refer to Prices and Realizations below for information on our realized prices.

The following table presents the average daily benchmark prices for oil and natural gas during the periods presented:

	Three months ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Brent oil ($/Bbl)	$85.00	$81.84	$83.42	$80.12
WTI oil ($/Bbl)	$80.57	$76.96	$78.77	$74.95
NYMEX Henry Hub ($/MMBtu) Average Monthly Settled Price	$1.89	$2.24	$2.07	$2.76

Regulatory Updates

Setbacks and Senate Bill No. 1137

California Senate Bill No. 1137 establishes 3,200 feet as the minimum distance between new oil and natural gas production wells and certain sensitive receptors such as homes, schools and businesses open to the public and separately imposing a number of potential impact analysis and mitigation and reporting requirements. The implementation of Senate Bill No. 1137 was stayed pending the outcome of a voter referendum to repeal the bill on the November 2024 ballot. However, this referendum was withdrawn on June 27, 2024 and the requirements of Senate Bill No. 1137 are no longer stayed.

The majority of our production is in rural areas in the San Joaquin basin and is not affected by Senate Bill No. 1137. In addition to the write-down of reserves previously recorded in 2023, we continue to evaluate the location of projects near setback zones and believe any further reductions to the net present value of our proved undeveloped reserves as a result of the withdrawal of the voter referendum and the implementation of Senate Bill No. 1137 would be less than $14 million based on 2023 SEC prices (with an insignificant impact on our overall proved reserves).

Well Permitting Status

CalGEM remains in the process of developing standard operating procedures for reviewing well permit applications that it commenced in the second half of 2023. Significant permitting delays continue pending CalGEM’s completion of this process. An increase in approvals for workovers has continued in the course of the first half of 2024. As of June 30, 2024, we have received 364 permits for workovers (including permits received by Aera) since the beginning of the year. In July 2024, following discussions with CalGEM and further internal review of our development portfolio, we relinquished eight permits for deepenings that we had received in April and May 2024.

In May and June 2024, CalGEM issued a number of new well permits to other operators in the state. These permits were issued outside of Kern County or in reliance on an environmental impact analysis other than the Kern County EIR to comply with CEQA. We are pursuing a similar strategy of seeking conditional use permits with respect to our Elk Hills, Buena Vista and Kern Front fields that would allow us to comply with CEQA requirements separate from the Kern County EIR. However, our ability to obtain these conditional use permits is uncertain and we may not be successful in obtaining such permits in a timely manner or at all.

Following the withdrawal of the voter referendum regarding Senate Bill 1137 discussed above, CalGEM returned to operators all pending permit applications to be resubmitted with the information required under that law. CRC and Aera resubmitted substantially all permit applications in accordance with the requirements of this law, excluding permit applications for approximately 150 workovers and approximately 40 deepenings and sidetracks located in setback zones. The resubmission of these permit applications may result in further delays with CalGEM, including with respect to permit applications for wells not located in setback zones.

CCS Project Permitting Status

On June 4, 2024, Kern County released a Draft Recirculated Environmental Impact Report (DREIR) in connection with our application for conditional use permits for our CTV I CCS project. As expected, the public comment period closed on July 18, 2024 and the project is scheduled for consideration by the Kern County Planning Commission on August 22, 2024, at which time the Planning Commission will decide whether to recommend the adoption of changes to the zoning ordinance and certification of the DREIR to the Board of Supervisors. The Board of Supervisors is scheduled to meet to consider this matter later this year.

Water Injection

Our operations in the Wilmington Oil Field utilize injection wells to reinject produced water pursuant to waterflooding plans. These operations are subject to oversight by the City of Long Beach and CalGEM. Following discussions with the City of Long Beach and CalGEM with respect to the level of injection well pressure gradient needed to comply with CalGEM’s requirements for the protection of underground aquifers, while at the same time mitigating subsidence risks, CalGEM provided a directive to reduce the injection well pressure in a gradual manner. In response to this directive, we were required to implement a five-year injection reduction work plan. The first phase of reduction commenced July 1, 2024, and focuses on reducing pressure gradients in the zones at higher starting pressure. We continue to evaluate the work plan with CalGEM, including any subsidence risk, and the work plan may be adjusted further in the future. Given this uncertainty, it is difficult to predict with certainty the impact to production and reserves. However, assuming no adjustments to the current work plan, we currently estimate on a preliminary basis that the net present value of our proved developed reserves would be negatively impacted by less than 1%. We also estimate on a preliminary basis, a negative impact on production of approximately 1 MBoe/d at the end of the 5-year work plan. These estimates are preliminary and could change materially pending the results of our year-end reserve process and technical audits.

Activism

Opposition toward oil and gas drilling and development activity has been growing over time. Companies in the oil and gas industry are often the target of efforts to delay or prevent oil and gas development by non-governmental organizations and individuals. This opposition also extends to our carbon management business as certain activists oppose carbon capture and sequestration efforts by the oil and gas industry. These activists use a variety of tactics that primarily rely on allegations regarding safety, environmental compliance and business practices. At both the state and federal level, these tactics include seeking changes to laws, pressuring governmental agencies to promulgate regulations or engage in rulemaking, or pursuing litigation. For example, we are currently a named real party in interest in Center for Biological Diversity v. City of Long Beach, Long Beach City Council, California State Lands Commission, et al., a lawsuit brought by an environmental non-governmental organization that seeks the shut down of the Long Beach Unit on the basis of a purported CEQA violation by certain governmental entities. While we believe that the defendants will prevail in this matter and do not otherwise expect its disposition will result in a material adverse effect on our business or operations, we cannot predict the outcome of any litigation with certainty.

Results of Oil and Gas Operations

Production

The following table sets forth our average net production of oil, NGLs and natural gas per day in each of the California oil and natural gas basins in which we operated for the periods presented.

	Three months ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Oil (MBbl/d)
San Joaquin Basin	30	30	30	35
Los Angeles Basin	17	18	17	19
Total	47	48	47	54
NGLs (MBbl/d)
San Joaquin Basin	10	11	11	11
Total	10	11	11	11
Natural gas (MMcf/d)
San Joaquin Basin	99	90	94	119
Los Angeles Basin	1	1	1	1
Sacramento Basin	14	14	14	16
Total	114	105	109	136

Total Net Production (MBoe/d)	76	76	76	88

Total daily net production for the three months ended June 30, 2024 remained flat compared to the three months ended March 31, 2024. Total daily net production for the three months ended March 31, 2024 was negatively impacted by 3 Mboe/d due to scheduled maintenance at our Elk Hills power plant. Total daily net production for the three months ended June 30, 2024 was also negatively impacted by approximately 3 Mboe/d as a result of scheduled maintenance and unplanned downtime at our Elk Hills power plant. Our PSCs, which are described below, did not have a significant impact on our net oil production in the three months ended June 30, 2024 compared to the three months ended March 31, 2024.

Total daily net production decreased by 12 Mboe/d from 88 MBoe/d during the six months ended June 30, 2023 to 76 Mboe/d during the six months ended June 30, 2024 primarily due to natural production decline, downtime at our Elk Hills power plant as well as the divestiture of our share of a non-operated field in December 2023. Our PSCs, which are described below, negatively impacted our net oil production by 1 MBoe/d in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

The following table reconciles our average net production to our average gross production (which includes production from the fields we operate and our share of production from fields operated by others) for the periods presented:

	Three months ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
	(MBoe/d)
Total Net Production	76	76	76	88
Partners' share under PSCs	7	7	7	6
Working interest and royalty holders' share	7	7	6	8
Changes in NGL inventory and other	3	4	4	1
Total Gross Production	93	94	93	103

Production-Sharing Contracts (PSCs)

Our share of production and reserves from operations in the Wilmington field in the Los Angeles basin is subject to contractual arrangements similar to production-sharing contracts that are in effect through the economic life of the assets. The reporting of our PSCs creates a difference between reported operating costs, which are for the full field, and reported volumes, which are only our net share, inflating the per barrel operating costs. Operating costs, excluding effects of PSCs, is a non-GAAP measure which adjusts for excess costs attributable to PSCs for the periods presented in the tables below:

	Three months ended
	June 30, 2024		March 31, 2024
	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs(a)	$159	$23.14	$179	$25.80
Excess costs attributable to PSCs	(17)	(2.48)	(18)	(2.54)
Operating costs, excluding effects of PSCs	$142	$20.66	$161	$23.26
(a)Operating costs related to our exploration and production activities and are presented before elimination entries.

	Six months ended
	June 30, 2024		June 30, 2023
	(in millions)	($ per Boe)	(in millions)	($ per Boe)
Operating costs(a)	$338	$24.48	$440	$27.71
Excess costs attributable to PSCs	(35)	(2.51)	(35)	(2.19)
Operating costs, excluding effects of PSCs	$303	$21.97	$405	$25.52
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

Prices and Realizations

The following tables set forth the average realized prices and price realizations as a percentage of average Brent, WTI and NYMEX indexes for our oil and natural gas operations for the periods presented:

	Three months ended
	June 30, 2024		March 31, 2024
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$85.00		$81.84

Realized price without derivative settlements	$83.14	98%	$80.16	98%
Derivative settlements	(1.85)		(2.99)
Realized price with derivative settlements	$81.29	96%	$77.17	94%

WTI	$80.57		$76.96

Realized price without derivative settlements	$83.14	103%	$80.16	104%
Realized price with derivative settlements	$81.29	101%	$77.17	100%

NGLs ($ per Bbl)
Realized price (% of Brent)	$46.96	55%	$50.50	62%
Realized price (% of WTI)	$46.96	58%	$50.50	66%

Natural gas
NYMEX Henry Hub ($/MMBtu) - Average Monthly Settled Price	$1.89		$2.24

Realized price ($/Mcf)	$1.78	94%	$3.90	174%

	Six months ended
	June 30, 2024		June 30, 2023
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$83.42		$80.12

Realized price without derivative settlements	$81.63	98%	$77.25	96%
Derivative settlements	(2.43)		(13.90)
Realized price with derivative settlements	$79.20	95%	$63.35	79%

WTI	$78.77		$74.95

Realized price without derivative settlements	$81.63	104%	$77.25	103%
Realized price with derivative settlements	$79.20	101%	$63.35	85%

NGLs ($ per Bbl)
Realized price (% of Brent)	$48.76	58%	$50.88	64%
Realized price (% of WTI)	$48.76	62%	$50.88	68%

Natural gas
NYMEX Henry Hub ($/MMBtu) - Average Monthly Settled Price	$2.07		$2.76

Realized price ($/Mcf)	$2.81	136%	$12.44	451%

Oil — Brent prices were higher for the three months ended June 30, 2024 compared to the three months ended March 31, 2024. The increase in Brent prices is attributable to heightened geopolitical tensions as well as the OPEC+ decision to continue with voluntary production cuts of 2.2 million barrels per day. Brent prices were higher for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to global supply and demand factors signaling a continuing supply deficit in 2024 given OPEC+ resolve.

NGLs — NGL prices for the three months ended June 30, 2024 decreased compared to the three months ended March 31, 2024 reflecting traditional seasonality between quarters for NGL pricing. NGL prices for the six months ended June 30, 2024 decreased compared to the six months ended June 30, 2023 primarily as a result of the ongoing supply and demand imbalance as a result of a generally mild North American winter in 2024.

Natural Gas — Natural gas prices decreased for the three months ended June 30, 2024 compared to the three months ended March 31, 2024 driven by seasonality between quarters and an abundance of natural gas in storage exiting winter. Natural gas prices decreased for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. In California, specifically, these results reflect record-setting prices for the period in 2023 versus near-record levels of gas in storage across the same period in 2024.

Statements of Operations Analysis

The following table includes key operating data for our oil and gas operations, excluding certain corporate expenses and intercompany eliminations, for the three months ended June 30, 2024 and March 31, 2024 and the six months ended June 30, 2024 and 2023. Energy operating costs consist of purchased natural gas used to generate electricity for our operations and steam for our steamfloods, purchased electricity and internal costs to generate electricity used in our operations. Gas processing costs include costs associated with compression, maintenance and other activities needed to run our gas processing facilities at Elk Hills. Non-energy operating costs equal total operating costs less energy operating costs and gas processing costs.

	Three months ended		Six months ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
	($ per Boe, except as otherwise stated)
Total net production (MBoe/d)	76	76	76	88
Total oil, natural gas and NGL sales (in millions)	$416	$435	$851	$1,162
Energy operating costs	$6.40	$8.07	$7.24	$11.52
Gas processing costs	0.44	0.58	0.51	0.63
Non-energy operating costs	16.30	17.15	16.73	15.56
Operating costs	$23.14	$25.80	$24.48	$27.71
Field general and administrative expenses(a)	$1.31	$1.30	$1.30	$1.45
Field depreciation, depletion and amortization(b)	$6.84	$7.06	$6.95	$6.61
Field taxes other than on income	$4.80	$4.61	$4.71	$3.72
(a)Excludes unallocated general and administrative expenses.
(b)Excludes depreciation, depletion and amortization related to our corporate assets and our Elk Hills power plant.

Energy operating costs were lower on a per Boe basis during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 as well as during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decreases between periods were predominantly a result of lower natural gas prices, partially offset by lower production volumes between periods.

Non-energy operating costs were lower on a per Boe basis during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 due to less downhole maintenance activity. Non-energy operating costs were lower during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to reduced downhole maintenance and surface maintenance activity in 2024. Non-energy operating costs were higher on a per Boe basis during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as a result of lower production volumes.

Consolidated Results of Operations

For financial information related to our subsidiaries designated as Unrestricted Subsidiaries under the 2026 Senior Notes Indenture and 2029 Senior Notes Indenture, see Part I, Item 1 – Financial Statements, Note 12 Condensed Consolidated Financial Information.

We closed the Aera Merger on July 1, 2024 and the Results of Operations do not contain the results of Aera for the periods presented. For more information on the Aera Merger, see Part I, Item 1 – Financial Statements, Note 13 Subsequent Events.

Certain prior period balances related to NGL marketing activities have been reclassified to conform to our 2024 presentation. For the six months ended June 30, 2023, we reclassified $3 million related to NGL storage activities from other revenue to revenue from marketing of purchased commodities on our condensed consolidated statement of operations.

Three months ended June 30, 2024 compared to March 31, 2024

The following table presents our consolidated operating revenues for the three months ended June 30, 2024 and March 31, 2024:

	Three months ended
	June 30, 2024	March 31, 2024
	(in millions)
Oil, natural gas and NGL sales	$412	$429
Net gain (loss) from commodity derivatives	5	(71)
Revenue from marketing of purchased commodities	51	74
Electricity sales	36	15
Other revenue	10	7
Total operating revenues	$514	$454

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $412 million for the three months ended June 30, 2024, which is a decrease of $17 million compared to $429 million for the three months ended March 31, 2024. The components of the decrease in the second quarter of 2024 are shown in the table below. The effect of cash settlements on our commodity derivative contracts and the elimination of intercompany sales related to natural gas sold to our power plant are not included in the table below.

	Oil	NGLs	Natural Gas	Total Operations
	(in millions)
Three months ended March 31, 2024(a)	$348	$49	$38	$435
Change in realized prices	14	(3)	(21)	(10)
Change in production	(9)	(1)	1	(9)
Three months ended June 30, 2024(b)	$353	$45	$18	$416
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.
(a)Excludes a $6 million intercompany elimination related to natural gas sold to our Elk Hills power plant.
(b)Excludes a $4 million intercompany elimination related to natural gas sold to our Elk Hills power plant.

Net gain (loss) from commodity derivatives — Net gain from commodity derivatives was $5 million for the three months ended June 30, 2024 compared to net loss of $71 million for the three months ended March 31, 2024. The net gain (loss) from commodity derivatives primarily resulted from changes in the fair value of our outstanding commodity derivatives from the positions held as well as the relationship between contract prices and the associated forward curves at the end of each measurement period.

Payments on commodity derivatives were $6 million for the three months ended June 30, 2024 compared to $12 million for the three months ended March 31, 2024. Including the effect of settlement payments for commodity derivatives, the realized prices received for our oil, natural gas and NGL sales decreased by $11 million compared to the three months ended March 31, 2024.

	Three months ended
	June 30, 2024	March 31, 2024
	(in millions)
Non-cash commodity derivative gain (loss)	$11	$(59)
Settlements and premiums	(6)	(12)
Net gain (loss) from commodity derivatives	$5	$(71)

Revenue from marketing of purchased commodities — Revenue from marketing of purchased commodities decreased $23 million to $51 million in the three months ended June 30, 2024 from $74 million in the three months ended March 31, 2024. The decrease was predominantly due to lower natural gas prices in the second quarter compared to the first quarter of 2024. Revenue from marketing of purchased commodities net of costs related to marketing of purchased commodities was $8 million for the three months ended June 30, 2024 compared to $20 million for the three months ended March 31, 2024.

Electricity sales — Electricity sales increased by $21 million to $36 million for the three months ended June 30, 2024 compared to $15 million for the three months ended March 31, 2024 due to fewer days of downtime at our Elk Hills power plant for maintenance in the second quarter of 2024 and higher revenue from capacity agreements coming into the summer months.

The following table presents our consolidated operating and non-operating expenses and income for the three months ended June 30, 2024 and March 31, 2024:

	Three months ended
	June 30, 2024	March 31, 2024
	(in millions)
Operating expenses
Energy operating costs	$41	$53
Gas processing costs	3	4
Non-energy operating costs	112	119
General and administrative expenses	63	57
Depreciation, depletion and amortization	53	53
Asset impairment	13	—
Taxes other than on income	39	38
Exploration expense	—	1
Costs related to marketing of purchased commodities	43	54
Electricity generation expenses	14	8
Transportation costs	17	20
Accretion expense	13	12
Carbon management business expenses	15	8
Other operating expenses, net	51	37
Total operating expenses	477	464
Gain on asset divestitures	1	6
Operating income (loss)	38	(4)

Non-operating (expenses) income
Interest and debt expense	(17)	(13)
Loss from investment in unconsolidated subsidiary	(4)	(3)
Other non-operating (expenses) income	(6)	1
Income (loss) before income taxes	11	(19)
Income tax (provision) benefit	(3)	9
Net income (loss)	$8	$(10)

Energy operating costs — Energy operating costs for the three months ended June 30, 2024 were $41 million, which was a decrease of $12 million from $53 million for the three months ended March 31, 2024. This decrease was primarily the result of lower natural gas prices in the three months ended June 30, 2024. For more information on natural gas market prices, see Prices and Realizations above.

Asset impairments — During the three months ended June 30, 2024 we recognized a $13 million impairment for excess and obsolete materials and supplies related to our oilfield operations. We did not recognize an asset impairment for the three months ended March 31, 2024.

Costs related to marketing of purchased commodities — Costs related to marketing of purchased commodities were $43 million for the three months ended June 30, 2024 compared to $54 million for the three months ended March 31, 2024. The decrease of $11 million was primarily due to lower natural gas prices in the three months ended June 30, 2024 compared to the three months ended March 31, 2024. This decrease was partially offset by higher volumes of purchased third-party crude oil in the three months ended June 30, 2024.

Other operating expenses, net — Other operating expenses, net increased $14 million to $51 million for the three months ended June 30, 2024 compared to $37 million for the three months ended March 31, 2024. The increase was predominantly due to expenses related to transaction and integration costs related to the Aera Merger.

Six months ended June 30, 2024 compared to June 30, 2023

The following table presents our operating revenues for the six months ended June 30, 2024 and June 30, 2023:

	Six months ended
	June 30, 2024	June 30, 2023
	(in millions)
Oil, natural gas and NGL sales	$841	$1,162
Net (loss) gain from commodity derivatives	(66)	73
Revenue from marketing of purchased commodities	125	259
Electricity sales	51	102
Other revenue	17	19
Total operating revenues	$968	$1,615

Oil, natural gas and NGL sales — Oil, natural gas and NGL sales, excluding the effects of cash settlements on our commodity derivative contracts, were $841 million for the six months ended June 30, 2024, which is a decrease of $321 million compared to $1,162 million for the six months ended June 30, 2023. This decrease was primarily due to changes in realized prices as shown in the table below, including lower realized prices for natural gas and NGLs, partially offset by higher realized prices for oil. Oil, natural gas and NGL sales were also impacted by lower production volumes across all commodities. The effect of cash settlements on our commodity derivative contracts and the elimination of intercompany sales related to natural gas sold to our power plant are not included in the table below.

	Oil	NGLs	Natural Gas	Total Operations
	(in millions)
Six months ended June 30, 2023	$752	$104	$306	$1,162
Change in realized prices	43	(4)	(237)	(198)
Change in production	(94)	(6)	(13)	(113)
Six months ended June 30, 2024(a)	$701	$94	$56	$851
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.
(a)Excludes a $10 million intercompany elimination related to natural gas sold to our Elk Hills power plant.

Net (loss) gain from commodity derivatives — Net loss from commodity derivatives was $66 million for the six months ended June 30, 2024 compared to a net gain of $73 million for the six months ended June 30, 2023. The net (loss) gain from commodity derivatives primarily resulted from changes in the fair value of our outstanding commodity derivatives from the positions held as well as the relationship between contract prices and the associated forward curves at the end of each measurement period.

Payments on commodity derivatives were $18 million for the six months ended June 30, 2024 compared to payments of $128 million for the six months ended June 30, 2023. Payments on commodity derivatives for the six months ended June 30, 2023 included settlements for hedges that were entered into at a lower commodity price due to the requirements of our Revolving Credit Facility at that time. Including the effect of settlement payments for commodity derivatives, our oil, natural gas and NGL sales decreased by $211 million compared to the six months ended June 30, 2023.

	Six months ended
	June 30, 2024	June 30, 2023
	(in millions)
Non-cash commodity derivative (loss) gain	$(48)	$201
Net cash payments on settled commodity derivatives	(18)	(128)
Net (loss) gain from commodity derivatives	$(66)	$73

Revenue from marketing of purchased commodities — Revenue from marketing of purchased commodities was $125 million for the six months ended June 30, 2024, which was a decrease of $134 million from $259 million during the six months ended June 30, 2023. The decrease was primarily the result of lower natural gas prices in 2024 compared to 2023. This decrease was partially offset by higher sales of purchased crude oil in 2024. Revenue from marketing of purchased commodities net of costs related to marketing of purchased commodities was $28 million for the six months ended June 30, 2024 compared to $108 million for the six months ended June 30, 2023.

Electricity sales — Electricity sales decreased by $51 million to $51 million for the six months ended June 30, 2024 compared to $102 million for the six months ended June 30, 2023 due to scheduled maintenance and unplanned downtime at our Elk Hills power plant in the six months ended June 30, 2024. This decrease was partially offset by higher revenues from capacity agreements due to higher prices in six months ended June 30, 2024 as compared to the prior comparative period.

The following table presents our operating and non-operating expenses and income for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30, 2024	June 30, 2023
	(in millions)
Operating expenses
Energy operating costs	$94	$183
Gas processing costs	7	10
Non-energy operating costs	231	247
General and administrative expenses	120	136
Depreciation, depletion and amortization	106	114
Asset impairment	13	3
Taxes other than on income	77	84
Exploration expense	1	2
Purchased natural gas marketing expense	97	151
Electricity generation expenses	22	62
Transportation costs	37	33
Accretion expense	25	23
Carbon management business expenses	23	13
Other operating expenses, net	88	21
Total operating expenses	941	1,082
Gain on asset divestitures	7	7
Operating income	34	540

Non-operating (expenses) income
Interest and debt expense	(30)	(28)
Loss from investment in unconsolidated subsidiary	(7)	(3)
Other non-operating income	(5)	2
(Loss) income before income taxes	(8)	511
Income tax benefit (provision)	6	(113)
Net (loss) income	$(2)	$398

Energy operating costs — Energy operating costs for the six months ended June 30, 2024 were $94 million, which was a decrease of $89 million from $183 million for the six months ended June 30, 2023. This decrease was a result of lower natural gas prices in the six months of 2024 compared to the same prior year period. For more information on our natural gas market prices, see Prices and Realizations above.

Non-energy operating costs — Non-energy operating costs were $231 million for the six months ended June 30, 2024, which was a decrease of $16 million from $247 million for the six months ended June 30, 2023. The decrease was primarily due to lower downhole and surface maintenance activities combined with more favorable vendor pricing for certain items in 2024 as a result of cost savings initiatives undertaken during 2023.

General and administrative expenses — General and administrative (G&A) expenses were $120 million for the six months ended June 30, 2024, which was a decrease of $16 million from $136 million for the six months ended June 30, 2023. The decrease in G&A expenses was primarily attributable to lower compensation-related expenses. G&A expenses were also lower in the six months ended June 30, 2024 compared to the same prior year period as a result in reduced spending on information technology infrastructure. Stock-based compensation awards are discussed further below.

The table below shows G&A expenses for our exploration and production business (in addition to unallocated corporate overhead and other) separately from our carbon management business. The amounts shown for our carbon management business do not include expenses borne by the Carbon TerraVault JV.

	Six months ended
	June 30, 2024	June 30, 2023
	(in millions)
Exploration and production, corporate and other	$115	$130
Carbon management business	5	6
Total general and administrative expenses	$120	$136

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

Stock-based compensation included in G&A expense is shown in the table below:

	Six months ended
	June 30, 2024	June 30, 2023
	(in millions)
Cash-settled awards	$6	$8
Stock-settled awards	11	14
Total included in general and administrative expenses	$17	$22

Asset impairments — Asset impairments increased $10 million to $13 million for the six months ended June 30, 2024 from $3 million for the six months ended June 30, 2023. In the six months ended June 30, 2024, our asset impairment related to the write-down of excess and obsolete materials and supplies inventory related to our oilfield operations. In the six months ended June 30, 2023, our asset impairment related to the write-down of a property to fair value when it was classified as held for sale.

Taxes other than on income — Taxes other than on income were $77 million for the six months ended June 30, 2024, which was a decrease of $7 million from $84 million for the six months ended June 30, 2023. The decrease was primarily related to lower greenhouse gas expense in 2024. This decrease was partially offset by higher ad valorem taxes in the six months ended June 30, 2024 compared to the same prior year period.

Costs related to marketing of purchased commodities — Costs related to marketing of purchased commodities were $97 million for the six months ended June 30, 2024, which was a decrease of $54 million from $151 million for the six months ended June 30, 2023. The decrease primarily related to lower natural gas prices in 2024 compared to 2023.

Electricity generation expense — Electricity generation expenses for the six months ended June 30, 2024 were $22 million, which was a decrease of $40 million from $62 million for the same prior year period. This decrease was primarily due to lower prices for natural gas as well as downtime at our Elk Hills power plant for maintenance.

Carbon management business expenses — Carbon management business expenses increased by $10 million to $23 million for the six months ended June 30, 2024 from $13 million for the six months ended June 30, 2023. The increase in carbon management business expenses was predominantly due to higher easement expense and compensation-related expenses.

Other operating expenses, net — Other operating expenses, net increased $67 million to $88 million for the six months ended June 30, 2024 compared to $21 million for the six months ended June 30, 2023. The increase was primarily related to transaction and integration costs for the Aera Merger as well as additional expenses related to electricity purchased during the ongoing maintenance at our Elk Hills power plant.

Income taxes – The income tax benefit for the six months ended June 30, 2024 was $6 million (representing an effective tax rate of 75%), compared to a provision of $113 million (representing an effective tax rate of 22%) for the six months ended June 30, 2023. We recognized an excess tax benefit as a discrete adjustment in the six months ended June 30, 2024 related to the settlement of certain equity-settled stock-based compensation awards. See Part I, Item 1 – Financial Statements, Note 6 Income Taxes for more information on our effective tax rate.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the three months ended June 30, 2024 were for capital investments, repurchases of our common stock and dividends.

The following table summarizes our liquidity:

June 30, 2024
(in millions)
Available cash and cash equivalents(a)	$1,030
Revolving Credit Facility:
Borrowing capacity	630
Revolver balance drawn	(30)
Outstanding letters of credit	(130)
Availability	$470

Liquidity	$1,500
(a)Excludes an insignificant amount of restricted cash.

At the time of the closing of the Aera Merger, we had available cash of $1.1 billion, which included $100 million of available cash at Aera. We used this cash to pay $990 million in connection with the extinguishment of Aera's outstanding indebtedness, and transaction costs and financing fees for the combined entity of $75 million, of which $9 million was accrued as of June 30, 2024.

We amended our Revolving Credit Facility during the first quarter of 2024 which increased the aggregate commitment amount and our borrowing base as described in Part I, Item 1 – Financial Statements, Note 3 Debt and continue to evaluate refinancing options for our 2026 Senior Notes. We also intend to pursue financing options for our carbon management business that are separate from the rest of our business.

At current commodity prices and based upon our planned 2024 capital program described below, we expect to generate operating cash flow to support and invest in our core assets and preserve financial flexibility. We regularly review our financial position and evaluate whether to (i) adjust our drilling program, (ii) return available cash to shareholders through dividends or stock buybacks to the extent permitted under our Revolving Credit Facility and the indentures for our 2026 Senior Notes and our 2029 Senior Notes, (iii) reduce outstanding indebtedness, (iv) advance carbon management activities, or (v) maintain cash and cash equivalents on our balance sheet. We believe we have sufficient sources of liquidity to meet our obligations for the next twelve months.

Cash Flow Analysis

Cash flows from operating activities — For the six months ended June 30, 2024, our operating cash flow decreased $234 million to $184 million from $418 million in the same period in 2023. This decrease in operating cash flow was primarily driven by lower natural gas prices in California markets during the six months ended June 30, 2024 compared to the same prior year period. Our average natural gas prices decreased $9.63 per Mcf from $12.44 per MMcf in the six months ended June 30, 2023 to $2.81 per Mcf during the six months ended June 30, 2024. Further, our natural gas production decreased by 27 MMcf/d from 136 MMcf/d in the six months ended June 30, 2023 to 109 MMcf/d in the six months ended June 30, 2024, also contributing to the decrease.

While our realized oil price with derivative settlements increased by $15.85 per barrel to $79.20 in the six months ended June 30, 2024 from $63.35 in the same prior year period, our net oil production volumes decreased 7 MBbl/d from 54 MBbl/d in the six months ended June 30, 2023 to 47 MBbl/d in the six months ended June 30, 2024.

Our total net production volumes decreased by 12 MBoe/d from 88 MBoe/d in the six months ended June 30, 2023 to 76 MBoe/d for the six months ended June 30, 2024 primarily due to plant downtime during the first quarter of 2024, natural production decline and the divestiture of our share of a non-operated field in December 2023. Our PSCs also negatively impacted our net oil production by 1 MBoe/d in the six months ended June 30, 2024 compared to the same prior year period.

Cash flows used in investing activities — The following table provides a comparative summary of net cash used in investing activities:

	Six months ended June 30,
	2024	2023
	(in millions)
Capital investments	$(88)	$(86)
Changes in accrued capital investments	2	(15)
Proceeds from divestitures, net	12	—
Acquisitions	(6)	(1)
Other, net	(2)	(3)
Net cash used in investing activities	$(82)	$(105)

In March 2024, we sold our 0.9-acre Fort Apache real estate property in Huntington Beach, California for $10 million. For more information on our divestiture in the three months ended March 31, 2024, see Part I, Item 1 – Financial Statements, Note 7 Divestitures and Acquisitions.

Cash flows used in financing activities — The following table provides a comparative summary of net cash used in financing activities:

	Six months ended June 30,
	2024	2023
	(in millions)
Proceeds from Revolving Credit Facility	$30	$—
Proceeds from 2029 Senior Notes, net	590	—
Repurchases of common stock(a)	(93)	(123)
Common stock dividends	(43)	(40)
Payments on equity-settled awards	(4)	—
Issuance of common stock	3	1
Bridge loan commitment costs	(5)	—
Debt amendment costs	(3)	(8)
Shares cancelled for taxes	(42)	(2)
Net cash provided by (used in) financing activities	$433	$(172)
(a)The total value of shares purchased includes approximately $1 million in both the six months ended June 30, 2024 and 2023 related to excise taxes on share repurchases, which was effective beginning on January 1, 2023. Commissions paid on share repurchases were not significant in all periods presented.

A significant number of stock-based compensation awards were settled in the first quarter of 2024. These awards were primarily granted in January 2021 following our emergence from bankruptcy. We withheld shares of common stock to satisfy the tax withholding obligations (shares cancelled for taxes). In addition to the $21 million of dividends paid in the first quarter of 2024, we paid $4 million of dividend equivalents accrued on these stock-based compensation awards. For more information on the terms of our stock-based compensation awards, refer to Part II, Item 8 – Financial Statements and Supplementary Data, Note 9 Stock-Based Compensation in our 2023 Annual Report.

2024 Capital Program

Our capital program is dynamic in response to commodity price volatility and permit availability while focusing on oil production and maximizing our free cash flow. Our capital investment for the six months ended June 30, 2024 was $88 million. For the combined business after completion of the Aera Merger, we expect our capital program for the second half of 2024 to range between $170 million and $210 million under current permitting conditions. Of this amount, $155 million to $185 million is related to oil and natural gas development, $10 million to $15 million is for carbon management projects and $5 million to $10 million is for corporate and other. We expect to run a one rig program for the remainder of 2024 executing projects using existing permits. Refer to Regulatory Updates above for more information on permitting.

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

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the six months ended June 30, 2024. See Part I, Item 1 – Financial Statements, Note 5 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of June 30, 2024 and Part II, Item 8 – Financial Statements and Supplementary Data, Note 4 Debt in our 2023 Annual Report for information on the hedging requirements included in our Revolving Credit Facility.

Dividends

On August 2, 2024, our Board of Directors increased the cash dividend policy to anticipate a total annual dividend of $1.55, payable to shareholders in quarterly increments of $0.3875 per share of common stock. The actual declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position.

On August 5, 2024, our Board of Directors declared a quarterly cash dividend of $0.3875 per share of common stock. The dividend is payable to shareholders of record at the close of business on August 30, 2024 and is expected to be paid on September 16, 2024.

Our Board of Directors declared the following cash dividends in each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
2024
Three months ended March 31, 2024	$21	$0.31
Three months ended June 30, 2024	22	$0.31
Six months ended June 30, 2024	$43
2023
Three months ended March 31, 2023	$20	$0.2825
Three months ended June 30, 2023	20	$0.2825
Six months ended June 30, 2023	$40

In addition to dividends declared, we paid $4 million of dividend equivalents related to stock-based compensation awards which were settled in the six months ended June 30, 2024. The declaration of future cash dividends, and the establishment of record and payment dates, is subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. Since the adoption of our dividend policy in 2021, we have returned $197 million to shareholders through dividends. For information regarding past dividends paid, see Cash Flow Analysis, Cash Flow Used in Financing Activities above.

Share Repurchase Program

Our Board of Directors has authorized a Share Repurchase Program to acquire up to $1.35 billion of our common stock through December 31, 2025. The aggregate value of shares that may yet be purchased under the Share Repurchase Program totaled $656 million, excluding commissions and excise taxes on repurchases, as of June 30, 2024. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions and contractual limitations in our debt agreements. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend or discontinue authorization of the program at any time. The following is a summary of our share repurchases, which are held as treasury stock, for the periods presented:

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share
	(number of shares)	(in millions)	($ per share)
Three months ended June 30, 2023	1,618,746	$64	$39.12
Three months ended June 30, 2024	703,839	$35	$49.71

Six months ended June 30, 2023	3,042,510	$123	$40.12
Six months ended June 30, 2024	1,769,603	$93	$51.85

Inception of Program (May 2021) through June 30, 2024	16,633,518	$697	$41.74
Note: The total value of shares purchased includes approximately $1 million in both the six months ended June 30, 2024 and 2023 related to excise taxes on share repurchases, which was effective beginning on January 1, 2023. Commissions paid on share repurchases were not significant in all periods presented.

Divestitures, Acquisitions and Assets Held for Sale

See Part I, Item 1 – Financial Statements, Note 7 Divestitures, Acquisitions and Assets Held for Sale for information on our divestitures and acquisitions during the three months ended June 30, 2024 and 2023.

Lawsuits, Claims, Commitments and Contingencies

We are involved, in the normal course of business, in lawsuits, environmental and other claims and other contingencies that seek, among other things, compensation for alleged personal injury, breach of contract, property damage or other losses, punitive damages, civil penalties or injunctive or declaratory relief.

We accrue reserves for currently outstanding lawsuits, claims and proceedings when it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances at June 30, 2024 and December 31, 2023 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

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

Although we believe the expectations and forecasts reflected in our forward-looking statements are reasonable, they are inherently subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. No assurance can be given that such forward-looking statements will be correct or achieved or that the assumptions are accurate or will not change over time. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•fluctuations in commodity prices, including supply and demand considerations for our products and services, and the impact of such fluctuations on revenues and operating expenses;
•decisions as to production levels and/or pricing by OPEC or U.S. producers in future periods;
•government policy, war and political conditions and events, including the military conflicts in Israel, Ukraine and Yemen and the Red Sea;
•the ability to successfully integrate Aera's business;
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
•the creditworthiness and performance of our counterparties, including financial institutions, operating partners, CCS project participants and other parties;
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

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2024, there were no material changes to market risks from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2023 Annual Report.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. These commodity price changes also impact the volume changes under our PSCs. We maintain a commodity hedging program primarily focused on hedging crude oil sales to help protect our cash flows, margins and capital program from the volatility of crude oil prices. As of June 30, 2024, we had a net liability of $38 million for our commodity derivative positions which are carried at fair value. Following the closing of the Aera Merger, we expect to increase our commodity hedging program with respect to natural gas. For more information on our derivative positions as of June 30, 2024, refer to Part I, Item 1 – Financial Statements, Note 5 Derivatives. We have price exposure for natural gas we purchase and use in our business. We used natural gas to generate electricity for our operations and higher natural gas prices will also result in an increase to our electricity costs.

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

As of June 30, 2024, the majority of our credit exposure was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at June 30, 2024 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

Changes in interest rates may affect the amount of interest we pay on our long-term debt. We had $30 million of variable-rate debt outstanding as of June 30, 2024. Our 2026 Senior Notes bear interest at a fixed rate of 7.125% per annum. Our 2029 Senior Notes bear interest at a fixed rate of 8.250% per annum.

Item 4Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2023 Annual Report. Except as set forth below, there were no material changes to those risk factors during the three months ended June 30, 2024.

Increases in prices for commodities used in our oil and natural gas operations may negatively affect our financial results.

Operating and capital costs in the oil and natural gas industry are heavily influenced by commodity prices, including the prices we pay for electricity, natural gas and steel-based materials. For example, we use natural gas in our operations to generate steam for use in steamfloods. Following the closing of the Aera Merger on July 1, 2024, we expect that our consumption of natural gas will increase significantly and could exceed the amount of natural gas we produce. We also use electricity generated by our Elk Hills power plant to power our oil and gas operations in the Elk Hills field. If we are unable to generate sufficient natural gas or electricity for use in our operations, we may need to purchase these commodities from third parties. Increases in the volumes or prices of commodities used in our operations could cause increases in our operating expenses. We attempt to manage our exposure to price increases of certain commodities used in our operations, including natural gas, by entering into hedges or longer-term contracts with fixed price arrangements. However, these measures do not fully protect us from the effects of commodity price increases and we may not be able to enter into similar arrangements in the future on acceptable terms or at all.

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

Our share repurchase activity for the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
April 1, 2024 - April 30, 2024	273,620	$54.80	273,620	$—
May 1, 2024 - May 31, 2024	63,471	$47.25	63,471	—
June 1, 2024 - June 30, 2024	366,748	$46.33	366,748	—
Total	703,839	$49.71	703,839	$—
(a)The total value of shares that may yet be purchased under the Share Repurchase Program totaled $656 million as of June 30, 2024.

Item 5     Other Disclosures

Rule 10b5-1 Trading Arrangements

On June 6 2024, Francisco J. Leon, our Chief Executive Officer and President, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading arrangement will be in effect from September 5, 2024 to February 28, 2025. An aggregate of up to 35,000 shares may be sold pursuant to this trading arrangement.

On June 13, 2024, Noelle M. Repetti, our Senior Vice President and Controller, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The trading arrangement will be in effect from September 12, 2024 to February 28, 2025. An aggregate of up to 18,770 shares may be sold pursuant to this trading arrangement.

During the three months ended June 30, 2024, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1
Indenture, dated June 5, 2024, by and among the Company, the Guarantors and the Trustee (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed on June 5, 2024 and incorporated herein by reference).

4.2
Supplemental Indenture to the 2026 Indenture, dated as of July 1, 2024, by and among Aera Energy LLC, a California limited liability company, Aera Energy Services Company, a Delaware corporation, Aera Federal LLC, a Delaware limited liability company, Belridge Farms & Packing LLC, a California limited liability company, Green Gate San Ardo LLC, a Delaware limited liability company, Terrain Technology Inc., a California corporation, Green Gate Intermediate LLC, a Delaware limited liability company, Green Gate Resources E LLC, a Delaware limited liability company, Green Gate Resources S LLC, a Delaware limited liability company, Green Gate Resources Holdings LLC, a Delaware limited liability company, Green Gate Resources Parent LLC, a Delaware limited liability company, Petra Merger Sub S, LLC, a Delaware limited liability company, the other guarantors party thereto, CRC and Wilmington Trust, National Association, as trustee (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024 and incorporated herein by reference).

4.3
Supplemental Indenture to the 2029 Indenture, dated as of July 1, 2024, by and among Aera Energy LLC, a California limited liability company, Aera Energy Services Company, a Delaware corporation, Aera Federal LLC, a Delaware limited liability company, Belridge Farms & Packing LLC, a California limited liability company, Green Gate San Ardo LLC, a Delaware limited liability company, Terrain Technology Inc., a California corporation, Green Gate Intermediate LLC, a Delaware limited liability company, Green Gate Resources E LLC, a Delaware limited liability company, Green Gate Resources S LLC, a Delaware limited liability company, Green Gate Resources Holdings LLC, a Delaware limited liability company, Green Gate Resources Parent LLC, a Delaware limited liability company, Petra Merger Sub S, LLC, a Delaware limited liability company, the other guarantors party thereto, CRC and Wilmington Trust, National Association, as trustee (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024 and incorporated herein by reference).

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

10.2
Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 1, 2024, by and among CRC, the guarantors party thereto, the banks, financial institution and other lending institutions from time to time parties as lenders thereto, and Citibank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on June 28, 2024 and incorporated herein by reference).

10.3
Registration Rights Agreement, by and between CRC and the Sellers, dated as of July 1, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024 and incorporated herein by reference).

10.4
Stockholder Agreement, by and between CRC and IKAV Seller, dated as of July 1, 2024 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024 and incorporated herein by reference).

10.5
Stockholder Agreement, by and between CRC and CPP Seller, dated as of July 1, 2024 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 1, 2024 and incorporated herein by reference).

10.6*	2024 Form of California Resources Corporation 2021 Long Term Incentive Plan Restricted Stock Unit for Non-Employee Directors Grant Agreement.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibits 101).
* - Filed or furnished herewith
**Certain portions of this exhibit (indicated by "[*****]") have been omitted pursuant to Item 601(b)(10) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA RESOURCES CORPORATION

DATE:	August 7, 2024	/s/ Noelle M. Repetti
Noelle M. Repetti
Senior Vice President and Controller
(Principal Accounting Officer)