Form 10-Q
period 2025-06-30
California Resources Corp
filed 2025-08-06
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
OR
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
The number of shares of common stock outstanding as of June 30, 2025 was 83,679,985.

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
•WTI - West Texas Intermediate.

PART I    FINANCIAL INFORMATION

Item 1Financial Statements

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2025 and December 31, 2024
(in millions, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$72	$372
Trade receivables	297	330
Inventories	93	90
Assets held for sale	8	10
Receivable from affiliate	31	46
Other current assets, net	227	176
Total current assets	728	1,024
PROPERTY, PLANT AND EQUIPMENT	6,874	6,738
Accumulated depreciation, depletion and amortization	(1,314)	(1,058)
Total property, plant and equipment, net	5,560	5,680
INVESTMENT IN UNCONSOLIDATED SUBSIDIARY	93	86
DEFERRED INCOME TAXES	33	73
OTHER NONCURRENT ASSETS	298	272
TOTAL ASSETS	$6,712	$7,135

CURRENT LIABILITIES
Current portion of long-term debt	$122	$—
Accounts payable	329	369
Accrued liabilities	477	611
Total current liabilities	928	980
NONCURRENT LIABILITIES
Long-term debt, net	888	1,132
Asset retirement obligations	969	995
Deferred tax liabilities	185	113
Other long-term liabilities	335	377
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (105,031,217 and 109,613,585 shares issued; 83,679,985 and 91,100,322 shares outstanding at June 30, 2025 and December 31, 2024)	1	1
Treasury stock (21,351,232 shares held at cost at June 30, 2025 and 18,513,263 shares held at cost at December 31, 2024)	(922)	(796)
Additional paid-in capital	2,359	2,578
Retained earnings	1,897	1,680
Accumulated other comprehensive income	72	75
Total stockholders' equity	3,407	3,538
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,712	$7,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
For the three and six months ended June 30, 2025 and 2024
(dollars in millions, except share and per share data; shares in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
REVENUES
Oil, natural gas and natural gas liquids sales	$702	$412	$1,516	$841
Net gain (loss) from commodity derivatives	157	5	163	(66)
Revenue from marketing of purchased commodities	56	51	120	125
Electricity revenue	58	36	80	51
Other revenue	5	10	11	17
Total operating revenues	978	514	1,890	968

OPERATING EXPENSES
Operating costs	295	156	611	332
General and administrative expenses	79	63	151	120
Depreciation, depletion and amortization	128	53	259	106
Asset impairment	—	13	—	13
Taxes other than on income	47	39	117	77
Costs related to marketing of purchased commodities	41	43	91	97
Electricity generation expenses	5	14	15	22
Transportation costs	20	17	40	37
Accretion expense	28	13	57	25
Net loss (gain) on natural gas purchase derivatives	3	1	(3)	2
Measurement period adjustments, net	—	—	1	—
Other operating expenses, net	65	65	98	110
Total operating expenses	711	477	1,437	941
Gain on asset divestitures	—	1	—	7
OPERATING INCOME	267	38	453	34

NON-OPERATING (EXPENSES) INCOME
Interest and debt expense, net	(25)	(17)	(52)	(30)
Loss on early extinguishment of debt	—	—	(1)	—
Loss from investment in unconsolidated subsidiaries	—	(4)	(1)	(7)
Other non-operating (expense) income, net	—	(6)	5	(5)
INCOME (LOSS) BEFORE INCOME TAXES	242	11	404	(8)
Income tax (provision) benefit	(70)	(3)	(117)	6
NET INCOME (LOSS)	$172	$8	$287	$(2)

Net income (loss) per share
Basic	$1.93	$0.12	$3.20	$(0.03)
Diluted	$1.92	$0.11	$3.18	$(0.03)

Weighted-average common shares outstanding
Basic	89.0	68.1	89.8	68.6
Diluted	89.4	70.0	90.3	68.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
For the three and six months ended June 30, 2025 and 2024
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$172	$8	$287	$(2)
Other comprehensive loss(a):
Actuarial gain associated with pension and postretirement plans	—	—	(1)	—
Amortization of prior service cost credit included in net periodic benefit cost, net of tax	(1)	—	(2)	(2)
Comprehensive income (loss)	$171	$8	$284	$(4)
(a) Tax effects of the actuarial gain associated with pension and postretirement plans and amortization of prior service cost credit were insignificant for the three and six months ended June 30, 2025 and 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (unaudited)
For the three and six months ended June 30, 2025 and 2024
(in millions)

	Three months ended June 30, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, March 31, 2025	$1	$(897)	$2,580	$1,759	$73	$3,516
Net income	—	—	—	172	—	172
Share-based compensation	—	—	8	—	—	8
Repurchases of common stock	—	(25)	(228)	—	—	(253)
Cash dividend	—	—	—	(35)	—	(35)
Other comprehensive income, net of tax	—	—	—	—	(1)	(1)
Other	—	—	(1)	1	—	—
Balance, June 30, 2025	$1	$(922)	$2,359	$1,897	$72	$3,407

	Three months ended June 30, 2024
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, March 31, 2024	$1	$(662)	$1,295	$1,387	$72	$2,093
Net loss	—	—	—	8	—	8
Share-based compensation	—	—	7	—	—	7
Repurchases of common stock	—	(35)	—	—	—	(35)
Cash dividend	—	—	—	(21)	—	(21)
Shares cancelled for taxes	—	—	(1)	—	—	(1)
Other	—	—	1	$—	$—	1
Balance, June 30, 2024	$1	$(697)	$1,302	$1,374	$72	$2,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six months ended June 30, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2024	$1	$(796)	$2,578	$1,680	$75	$3,538
Net income	—	—	—	287	—	287
Share-based compensation	—	—	14	—	—	14
Repurchases of common stock	—	(126)	(228)	—	—	(354)
Issuance of common stock	—	—	6	—	—	6
Cash dividend	—	—	—	(71)	—	(71)
Shares cancelled for taxes	—	—	(11)	—	—	(11)
Other comprehensive income, net of tax	—	—	—	—	(3)	(3)
Other	—	—	—	1	—	1
Balance, June 30, 2025	$1	$(922)	$2,359	$1,897	$72	$3,407

	Six months ended June 30, 2024
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2023	$1	$(604)	$1,329	$1,419	$74	$2,219
Net income	—	—	—	(2)	—	(2)
Share-based compensation	—	—	14	—	—	14
Repurchases of common stock	—	(93)	—	—	—	(93)
Cash dividend	—	—	—	(43)	—	(43)
Shares cancelled for taxes	—	—	(42)	—	—	(42)
Other comprehensive income, net of tax	—	—	—	—	(2)	(2)
Other	—	—	1	—	—	1
Balance, June 30, 2024	$1	$(697)	$1,302	$1,374	$72	$2,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
For the three and six months ended June 30, 2025 and 2024
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$172	$8	$287	$(2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	128	53	259	106
Asset impairments	—	13	—	13
Deferred income tax provision (benefit)	6	3	41	(6)
Net (gain) loss from commodity derivatives	(154)	(4)	(166)	68
Net payments on settled commodity derivatives	10	(10)	(18)	(24)
Net loss on early extinguishment of debt	—	—	1	—
Gain on asset divestitures	—	(1)	—	(7)
Other non-cash charges to income, net	59	46	69	52
Net changes in operating assets and liabilities	(56)	(11)	(122)	(16)
Net cash provided by operating activities	165	97	351	184

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(56)	(34)	(111)	(88)
Changes in accrued capital investments	6	6	(15)	2
Proceeds from asset divestitures	1	2	1	12
Acquisitions	—	(6)	—	(6)
Other, net	(2)	(1)	(5)	(2)
Net cash used in investing activities	(51)	(33)	(130)	(82)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	—	30	—	30
Proceeds from 2029 Senior Notes, net	—	590	—	590
Repurchases of common stock	(217)	(35)	(318)	(93)
Common stock dividends	(35)	(22)	(70)	(43)
Dividend equivalents on equity-settled awards	—	—	(1)	(4)
Issuance of common stock	(4)	2	2	3
Bridge loan commitments	—	—	—	(5)
Debt amendment costs	—	—	—	(3)
Shares cancelled for taxes	—	(1)	(11)	(42)
Debt redemption	—	—	(123)	—
Net cash (used in) provided by financing activities	(256)	564	(521)	433
Increase (decrease) in cash and cash equivalents	(142)	628	(300)	535
Cash and cash equivalents—beginning of period	214	403	372	496
Cash and cash equivalents—end of period	$72	$1,031	$72	$1,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
June 30, 2025

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

On July 1, 2024, pursuant to the Agreement and Plan of Merger, dated as of February 7, 2024 (the Merger Agreement), we obtained all of the ownership interests in Aera Energy LLC (Aera) (Aera Merger). Our consolidated results of operations include the results of Aera beginning July 1, 2024, the closing date of the Aera Merger. The Aera Merger significantly impacted the comparability of our financial results for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. See Note 2 Aera Merger for transaction details.

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

NOTE 2    AERA MERGER

On July 1, 2024, we obtained by way of merger all of the ownership interests in Aera. Aera is a leading operator of mature fields in California, primarily in the San Joaquin and Ventura basins, with high oil-weighted production. The Aera Merger adds significant proved developed reserves to CRC. In connection with the closing of the Aera Merger, we issued shares of common stock to the former Aera owners. We also paid approximately $990 million in connection with the extinguishment of all of Aera's outstanding indebtedness using the proceeds from the issuance of our 8.25% senior notes due 2029 (2029 Senior Notes) and cash on hand.

As of July 1, 2024, and immediately following closing of the Aera Merger, our existing stockholders prior to the Aera Merger owned 76% of CRC and the former owners of Aera owned 24% of CRC. For more information on the 2029 Senior Notes, refer to Note 4 Debt. See Note 10 Stockholders' Equity for details on a repurchase of shares during the second quarter of 2025 from one of the former Aera owners.

We have measured assets and liabilities at acquisition date fair value on a nonrecurring basis.

The following table summarizes the consideration transferred:

Merger Consideration
(in millions, except share and per share data)
Shares of common stock (dividend adjusted)	21,422,972
Common stock per share fair value on July 1, 2024	$53.28
Fair value of share consideration	1,141
Settlement of Aera debt	990
Purchase price settlement	(10)
Total purchase consideration	$2,121

The following table represents the final purchase price allocation to the identifiable assets acquired and the liabilities assumed based on their estimated fair values as of the closing date of the Aera Merger:

	Preliminary Purchase Price Allocation as of December 31, 2024	Adjustments	Purchase Price Allocation as of June 30, 2025
	(in millions)
Assets Acquired
Cash	$137	$—	$137
Accounts receivable	176	—	176
Inventories	30	(1)	29
Other current assets	49	13	62
Investment in unconsolidated subsidiary	59	(7)	52
Property, plant and equipment	3,048	32	3,080
Pension and other postretirement benefits	73	—	73
Other noncurrent assets	57	13	70
Total Assets Acquired	3,629	50	3,679

Liabilities Assumed
Accounts payable	(158)	—	(158)
Accrued liabilities	(157)	(4)	(161)
Asset retirement obligations	(646)	19	(627)
Fair value of derivative contracts	(351)	—	(351)
Pension and other postretirement benefits	(35)	—	(35)
Deferred tax liability	(101)	(70)	(171)
Other long-term liabilities	(37)	(18)	(55)
Total Liabilities Assumed	(1,485)	(73)	(1,558)
Net Assets Acquired	$2,144	$(23)	$2,121

Supplemental Pro Forma Information (unaudited)

The following supplemental pro forma financial information presents the condensed consolidated results of operations for the three and six months ended June 30, 2024 as if the Aera Merger had occurred on January 1, 2024.

	Three months ended June 30,	Six months ended June 30,
	2024	2024

	(in millions)
Total operating revenue	$1,045	$1,658
Net income (loss)(a)	$168	$(118)

Net income (loss) per share
Basic	$1.88	$(1.31)
Diluted	$1.84	$(1.31)
(a)The six months ended June 30, 2024 reflects a net loss of $118 million primarily resulting from a significant net loss on commodity derivatives related to hedge positions held by Aera.

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Aera Merger been completed on January 1, 2024, nor is it necessarily indicative of future operating results of the combined entity. The pro forma financial information for the three and six months ended June 30, 2024 is a result of combining our three and six months statements of operations with Aera's pre-merger results from January 1, 2024 and the pro forma adjustments include estimates and assumptions based on currently available information. The pro forma results do not reflect any cost savings anticipated as a result of the Aera Merger and exclude the impact of any severance. The pro forma results include adjustments to depreciation, depletion and amortization (DD&A) based on the purchase price allocated to property, plant, and equipment and the estimated useful lives as well as adjustments to interest and accretion expense. We also included pro forma adjustments for certain compensation-related costs and transaction costs we incurred related to the Aera Merger. Management believes the estimates and assumptions are reasonable, and the relative effects of the Aera Merger are properly reflected. Future results may vary significantly from the financial results reflected in the table above.

NOTE 3    INVESTMENTS AND RELATED PARTY TRANSACTIONS

The following tables present changes to our investments in unconsolidated subsidiaries for the periods presented:

Carbon TerraVault JV
(in millions)
Investment, December 31, 2024	$27
Loss from investment in unconsolidated subsidiary	(2)
Contributions	15
Investment, June 30, 2025	$40

Midway Sunset Cogeneration Company
(in millions)
Investment, December 31, 2024	$59
Adjustment to the preliminary purchase price allocation (see Note 2 Aera Merger)	(7)
Income from investment in unconsolidated subsidiary	1
Investment, June 30, 2025	$53

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

Because the parties have certain put and call rights (repurchase features) with respect to the 26R reservoir if certain milestones are not met, the initial investment by Brookfield is reflected as a contingent liability included in other long-term liabilities on our condensed consolidated balance sheets. The contingent liability was $107 million at December 31, 2024 and $112 million at June 30, 2025, inclusive of interest. The amount payable to Brookfield under the put and call rights, if exercised, includes additional capital contributions made by Brookfield to develop the 26R storage reservoir, inclusive of interest. This payment would differ from the contingent liability currently recognized because the contingent liability reported in other long-term liabilities on our condensed consolidated balance sheet relates solely to the initial investment and does not include capital contributions made by Brookfield for ongoing development activities to the Carbon TerraVault JV.

The table below presents the summarized financial information related to our equity method investment in the Carbon TerraVault JV (and does not include amounts we have incurred related to development of our carbon management business, Carbon TerraVault), along with related party transactions for the periods presented.

	June 30,	December 31,
	2025	2024

	(in millions)
Receivable from affiliate(a)	$31	$46
Other long-term liabilities(b)	$112	$107
(a)At June 30, 2025, the amount of $31 million includes the remaining $28 million of Brookfield's first and second installments of their initial investment which is available to us and $3 million related to the Master Service Agreement (MSA) and vendor reimbursements. At December 31, 2024, the amount of $46 million includes $43 million remaining of Brookfield's initial contribution available to us and $3 million related to the MSA and vendor reimbursements.
(b)Other long-term liabilities include the contingent liability related to the Carbon TerraVault JV put and call rights.

We recognized a loss of $1 million and $2 million for the three and six months ended June 30, 2025, respectively, and a loss of $4 million and $7 million for the three and six months ended June 30, 2024, respectively, related to our investment in the Carbon TerraVault JV.

We are also performing well abandonment work at our Elk Hills field to prepare our 26R reservoir for injection of CO2. During the three and six months ended June 30, 2025, we performed abandonment work and sought reimbursement in the amounts of $6 million and $8 million, respectively, from the Carbon TerraVault JV. During the three and six months ended June 30, 2024, we performed abandonment work and sought reimbursement in the amounts of $5 million and $9 million, respectively, from the Carbon TerraVault JV. We recorded these reimbursements as a reduction to property, plant and equipment, net on our condensed consolidated balance sheets.

Midway Sunset Cogeneration Company

In July 2024, our merger with Aera led to our partial ownership of Midway Sunset Cogeneration Company, which owns, manages, and operates a cogeneration facility in Kern County, California. The Midway Sunset Cogeneration Company is owned 50% by us and 50% by San Joaquin Energy Company, a subsidiary of NRG Energy Inc. We recorded our investment in the Midway Sunset Cogeneration Company at $52 million as of July 1, 2024, which was $41 million in excess of the carrying value of the underlying assets held by the partnership. This difference is associated with property, plant and equipment and we expect this amount will reverse over the remaining useful life of the power plant. There are no significant transactions between us and Midway Sunset Cogeneration Company. Our 50% share of the net income related to our investment in Midway Sunset Cogeneration Company for the three and six months ended June 30, 2025 was $1 million.

NOTE 4    DEBT

As of June 30, 2025 and December 31, 2024, our long-term debt consisted of the following:

	June 30,	December 31,
	2025	2024	Interest Rate	Maturity

	(in millions)
Revolving Credit Facility	$—	$—	SOFR plus 2.50%-3.50% ABR plus 1.50%-2.50%(a)	March 16, 2029
2026 Senior Notes	122	245	7.125%	February 1, 2026
2029 Senior Notes	900	900	8.250%	June 15, 2029
Principal amount	1,022	$1,145
Unamortized debt discount and issuance costs	(14)	(16)
Unamortized premium	2	3
Total debt, net	1,010	1,132
Less: Current maturities	122	—
Long-term debt, net	$888	$1,132
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

Revolving Credit Facility

Our Amended and Restated Credit Agreement, dated April 26, 2023 (Revolving Credit Facility), consists of a senior revolving loan facility with an aggregate commitment of $1.15 billion. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of these commitments. Our Revolving Credit Facility also includes a sub-limit of $300 million for the issuance of letters of credit. As of June 30, 2025, $167 million letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters. As of June 30, 2025, we had $983 million of availability on our Revolving Credit Facility after taking into account $167 million in letters of credit outstanding. Our borrowing base of $1.5 billion is redetermined semi-annually and was re-affirmed in April 2025.

Fair Value

As shown in the table below, we estimate the fair value of our fixed rate 2029 Senior Notes and 2026 Senior Notes based on known prices from market transactions (using Level 1 inputs on the fair value hierarchy).

	June 30,	December 31,
	2025	2024

	(in millions)
Fixed rate debt
2026 Senior Notes	$123	$245
2029 Senior Notes	925	913
Fair Value of Long-Term Debt	$1,048	$1,158

Other

As of June 30, 2025, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility, 2026 Senior Notes and 2029 Senior Notes.

Note Redemptions

In February 2025, we redeemed $123 million of our 7.125% senior notes due 2026 (2026 Senior Notes) at 100% of the principal amount, resulting in an extinguishment loss in the amount of $1 million for the write-off of unamortized debt issuance costs. There were no repurchases or redemptions of our 2026 Senior Notes in the three months ended June 30, 2025 or the three and six months ended June 30, 2024.

NOTE 5    LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

We are party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. We accrue reserves for currently outstanding lawsuits, claims and proceedings when we determine it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at June 30, 2025 and December 31, 2024 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for accrued decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and was challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and are challenging the order from BSEE. In March 2024, we entered into a cost sharing agreement with former lessees to share in ongoing maintenance costs during the pendency of the challenge to the BSEE order. Due to the preliminary stage of the process, no cost estimates to abandon the offshore platforms have been determined. For the three and six months ended June 30, 2025, other operating expenses, net on our condensed consolidated statement of operations includes $2 million for our ongoing share of maintenance costs during the pendency of the challenge to the BSEE order.

In 2023 and 2024, the California Geologic Energy Management Division (CalGEM) plugged and abandoned approximately 120 "orphaned" oil and gas wells located in Cat Canyon, Santa Barbara County, at an aggregate cost of $25 million. These wells had previously been operated by us prior to being sold to their current operators. CalGEM is seeking to recover these costs from us due to our prior operatorship of the wells, and we are disputing these claims. In connection with this dispute, we were required to remit $25 million to CalGEM under protest pending the outcome of this matter. For the three and six months ended June 30, 2025, other operating expenses, net on our condensed consolidated statement of operations includes $25 million related to this matter.

NOTE 6    DERIVATIVES

We enter into commodity derivative contracts to help protect our cash flows, margins and capital program from the volatility of commodity prices. We primarily hedge a portion of our forecasted oil production and purchased natural gas used in our steamflood operations. We did not have any derivative instruments designated as accounting hedges as of and for the three and six months ended June 30, 2025 and 2024. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to implement our hedging strategy.

Summary of Derivative Contracts

We held the following Brent-based contracts as of June 30, 2025:

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	2H 2026	2027	2028
Sold Calls
Barrels per day	30,000	29,000	35,000	35,000	35,000	—	—
Weighted-average price per barrel	$87.08	$87.13	$83.86	$83.86	$83.86	$—	$—

Purchased Puts
Barrels per day	30,000	29,000	35,000	35,000	35,000	—	—
Weighted-average price per barrel	$61.67	$61.72	$61.14	$61.14	$61.14	$—	$—

Swaps
Barrels per day	45,001	43,376	36,444	29,399	28,036	34,382	1,697
Weighted-average price per barrel	$70.63	$69.86	$68.98	$68.03	$67.25	$64.63	$65.00

At June 30, 2025, we also held the following swaps to hedge purchased natural gas used in our operations as shown in the table below.

	Q3 2025	Q4 2025	Q1 2026	Q2 2026	2H 2026	2027	2028
SoCal Border
MMBtu per day	25,750	22,408	20,350	13,250	10,329	—	—
Weighted-average price per MMBtu	$3.48	$3.53	$5.18	$4.82	$4.84	$—	$—

NWPL Rockies
MMBtu per day	51,750	51,750	51,750	51,750	51,750	33,616	1,576
Weighted-average price per MMBtu	$2.95	$4.22	$4.67	$3.64	$3.93	$4.12	$3.95

In the three and six months ended June 30, 2025 and 2024, we also had a limited number of derivative contracts related to our natural gas marketing activities that were intended to lock in locational price spreads. These derivative contracts were not significant to our results of operations or financial statements taken as a whole.

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

Fair Value of Derivatives

Derivative instruments not designated as hedging instruments are required to be recorded on the balance sheet at fair value. We report gains and losses on our derivative contracts related to our oil production and our marketing activities in operating revenue on our consolidated statements of operations as shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in millions)		(in millions)
Non-cash commodity derivative gain (loss)	$140	$11	$162	$(48)
Net settlements and amortized premiums	17	(6)	1	(18)
Net gain (loss) from commodity derivatives	$157	$5	$163	$(66)

We report gains and losses on our commodity derivative contracts related to purchases of natural gas in operating expenses on our condensed consolidated statements of operations as shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in millions)		(in millions)
Non-cash gain on natural gas purchase derivatives	$(4)	$(3)	$(22)	$(4)
Settlements	7	4	19	6
Net loss (gain) on natural gas purchase derivatives	$3	$1	$(3)	$2

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented. The following tables present the fair values of our outstanding commodity derivatives as of June 30, 2025 and December 31, 2024.

June 30, 2025
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value

	(in millions)
Other current assets, net	$110	$(8)	$102
Other noncurrent assets	61	(11)	50

Current liabilities	(15)	8	(7)
Noncurrent liabilities	(25)	11	(14)
	$131	$—	$131

December 31, 2024
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value

	(in millions)
Other current assets, net	$26	$(12)	$14
Other noncurrent assets	32	(16)	16

Current liabilities	(62)	12	(50)
Noncurrent liabilities	(61)	16	(45)
	$(65)	$—	$(65)

NOTE 7    INCOME TAXES

The following table presents the components of our income tax provision (benefit) and effective tax rate:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Income (loss) before income taxes	$242	$11	$404	$(8)

Current income tax provision	64	—	76	—
Deferred income tax provision (benefit)	6	3	41	(6)
Income tax provision (benefit)	$70	$3	$117	$(6)

Effective tax rate	29%	27%	29%	75%

Our income tax provision or benefit for interim periods is determined by applying an estimated annual effective tax rate to income (loss) before income taxes with the result adjusted for discrete items, if any, in the relevant period. Our annual effective tax rate of 29% and 27% for the three months ended June 30, 2025 and 2024, respectively, differed from the U.S. statutory rate of 21% primarily due to state taxes. Our annual effective tax rate of 29% for the six months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily due to state taxes.

Our annual effective tax rate of 75% differed from the U.S. statutory rate of 21% for the six months ended June 30, 2024 primarily due to the settlement of stock-based compensation awards in the first quarter of 2024 at a share price which exceeded the grant date value used to recognize compensation expense for financial accounting. The difference resulted in a tax benefit and had the effect of increasing our effective tax rate for the six months ended June 30, 2024.

On July 4, 2025, An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14th and commonly referred to as the One Big Beautiful Bill Act was signed into law. This law contains several legislative changes including the reinstatement of full expensing for qualified assets placed in service after January 19, 2025. This law also reinstated the expensing of all domestic research and development costs, including favorable transition rules, and increases the limitation on the amount of annual business interest expense which can be deducted each year.

Management expects to realize the recorded deferred tax assets primarily through future income and reversal of taxable temporary differences. Realization of our existing deferred tax assets is not assured and depends on a number of factors including our ability to generate sufficient taxable income in future periods.

NOTE 8    DIVESTITURES AND ASSETS HELD FOR SALE

Fort Apache in Huntington Beach

In March 2024, we sold our 0.9-acre Fort Apache real estate property in Huntington Beach, California for $10 million and recognized a $6 million gain.

Carbon Management Assets

In 2022, we acquired properties for carbon management activities with the intent to divest a portion of these assets. The assets are carried at fair value and classified as held for sale as of June 30, 2025 on our condensed consolidated balance sheet. In May 2025, we sold a portion of these properties for $1 million. We did not recognize a gain or loss on this transaction.

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

The following tables provide segment profit or loss and reconciliations of segment profit or loss to total operating revenues and consolidated income before income taxes for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Elimination	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$711	$—	$711	$(9)	$702
Other revenue	3	—	3	—	3
Segment operating revenues	$714	$—	$714

Other revenues and income(a)					273
Total operating revenues					$978
(a)Other revenues and income includes net gain from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue, interest income and unallocated other revenue.

	Three months ended June 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Reconciliation (Income)/Expense	Total

	(in millions)
Segment operating revenues	$714	$—	$714	$—	$714
Less:
Operating costs:
Energy operating costs	85	—	85	(7)	78
Gas processing costs	5	—	5	—	5
Non-energy operating costs	212	—	212	—	212
General and administrative expenses	9	3	12	67	79
Depreciation, depletion and amortization	121	—	121	7	128
Taxes other than on income	41	—	41	6	47
Interest expense	—	2	2	23	25
Loss from investment in unconsolidated subsidiaries	—	1	1	(1)	—
Other segment expenses(a)	47	14	61	—	61
Segment profit or (loss)	$194	$(20)	$174

Other profit or loss(b)				(59)	(59)
Unallocated amounts(c)				(104)	(104)
Income before income taxes					$242
(a)Other segment expenses for our oil and natural gas segment includes transportation costs, accretion expense, and other operating expenses, net. Other segment expenses for our carbon management segment primarily includes operating lease costs.
(b)Other profit or loss includes the margin we earn from marketing activities and the margin we earn on sales of electricity from our Elk Hills power plant to customers.
(c)Unallocated amounts include net gain from commodity derivatives, net loss on natural gas purchase derivatives, transportation costs, other operating expenses, net, interest income and unallocated other revenue.

	Three months ended June 30, 2024
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Elimination	Total

	(in millions)
Oil, natural gas and NGL sales to external customers	$416	$—	$416	$(4)	$412
Other revenue	2	—	2	—	2
Segment operating revenues	$418	$—	$418

Other revenues and income(a)					100
Total operating revenues					$514
(a)Other revenue and income includes net gain from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue, interest income and unallocated other revenue.

	Three months ended June 30, 2024
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Reconciliation (Income)/Expense	Total

	(in millions)
Segment operating revenues	$418	$—	$418	$—	$418
Less:
Operating costs:
Energy operating costs	44	—	44	(3)	41
Gas processing costs	3	—	3	—	3
Non-energy operating costs	112	—	112	—	112
General and administrative expenses	9	3	12	51	63
Depreciation, depletion and amortization	47	—	47	6	53
Taxes other than on income	33	—	33	6	39
Interest expense	—	2	2	15	17
Loss from investment in unconsolidated subsidiary	—	4	4	—	4
Other segment expenses(a)	53	15	68	—	68
Segment profit or (loss)	$117	$(24)	$93

Other profit or loss(b)				(26)	(26)
Unallocated amounts(c)				33	33
Income before income taxes					$11
(a)Amounts for our oil and natural gas segment include transportation costs, accretion expense, asset impairment, and other operating expenses, net. Amounts for our carbon management segment primarily include operating lease costs.
(b)Other profit or loss includes margin from purchased commodities and the margin we earn on sales of electricity from our Elk Hills power plant to customers.
(c)Unallocated amounts include net gain from commodity derivatives, transportation costs, interest and debt expense, other operating expenses, net, other non-operating loss, interest income, unallocated other revenue, and gain on asset divestitures.

	Six months ended June 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Elimination	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,539	$—	$1,539	$(23)	$1,516
Other revenue	5	—	5	—	5
Segment operating revenues	$1,544	$—	$1,544

Other revenues and income(a)					369
Total operating revenues					$1,890
(a)Other revenues and income includes net gain from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue, interest income and unallocated other revenue.

	Six months ended June 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Reconciliation (Income)/Expense	Total

	(in millions)
Segment operating revenues	$1,544	$—	$1,544	$—	$1,544
Less:
Operating costs:
Energy operating costs	196	—	196	(15)	181
Gas processing costs	9	—	9	—	9
Non-energy operating costs	421	—	421	—	421
General and administrative expenses	21	6	27	124	151
Depreciation, depletion and amortization	247	—	247	12	259
Taxes other than on income	100	—	100	17	117
Interest expense	—	5	5	47	52
Loss from investment in unconsolidated subsidiaries	—	2	2	(1)	1
Other segment expenses(a)	90	32	122	—	122
Segment profit or (loss)	$460	$(45)	$415

Other profit or loss(b)				(71)	(71)
Unallocated amounts(c)				(102)	(102)
Income before income taxes					$404
(a)Other segment expenses for our oil and natural gas segment includes transportation costs, accretion expense, and other operating expenses, net. Other segment expenses for our carbon management segment primarily includes operating lease costs.
(b)Other profit or loss includes the margin we earn from marketing activities and the margin we earn on sales of electricity from our Elk Hills power plant to customers.
(c)Unallocated amounts include net gain from commodity derivatives, net gain on natural gas purchase derivatives, transportation costs, other operating expenses, net, other non-operating losses, loss on early extinguishment of debt, interest income and unallocated other revenue.

	Six months ended June 30, 2024
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Elimination	Total

	(in millions)
Oil, natural gas and NGL sales to external customers	$851	$—	$851	$(10)	$841
Other revenue	3	—	3	—	3
Segment operating revenues	$854	$—	$854

Other revenues and income(a)					124
Total operating revenues					$968
(a)Other revenue and income includes net loss from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue, interest income and unallocated other revenue.

	Six months ended June 30, 2024
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Reconciliation (Income)/Expense	Total

	(in millions)
Segment operating revenues	$854	$—	$854	$—	$854
Less:
Operating costs:
Energy operating costs	100	—	100	(6)	94
Gas processing costs	7	—	7	—	7
Non-energy operating costs	231	—	231	—	231
General and administrative expenses	18	5	23	97	120
Depreciation, depletion and amortization	96	—	96	10	106
Taxes other than on income	65	—	65	12	77
Interest expense	—	3	3	27	30
Loss from investment in unconsolidated subsidiary	—	7	7	—	7
Other segment expenses(a)	88	23	111	—	111
Segment profit or (loss)	$249	$(38)	$211

Other profit or loss(b)				(47)	(47)
Unallocated amounts(c)				126	126
Income before income taxes					$(8)
(a)Amounts for our oil and natural gas segment include transportation costs, accretion expense, asset impairment and other operating expenses, net. Amounts for our carbon management segment primarily include operating lease costs.
(b)Other profit or loss includes margin from purchased commodities and the margin we earn on sales of electricity from our Elk Hills power plant to customers.
(c)Unallocated amounts include net loss from commodity derivatives, transportation costs, interest and debt expense, other operating expenses, net, other non-operating loss, interest income, unallocated other revenue, and gain on asset divestitures.

The following table provides capital investment by segment and a reconciliation to our consolidated capital investment for the three and six months ended June 30, 2025 and 2024. We do not provide total assets by segment because this is not used by our Chief Operating Decision Maker. See Note 3 Investments and Related Party Transactions for information on our investment in the Carbon TerraVault JV, which is part of our carbon management segment.

	Oil and Natural Gas	Carbon Management	Corporate and Other	Total

	(in millions)
Three months ended June 30, 2025	$51	$5	$—	$56
Three months ended June 30, 2024	$46	$(2)	$(10)	$34

	Oil and Natural Gas	Carbon Management	Corporate and Other	Total

	(in millions)
Six months ended June 30, 2025	$93	$7	$11	$111
Six months ended June 30, 2024	$82	$2	$4	$88

NOTE 10    STOCKHOLDERS' EQUITY

Share Repurchase Program

Our Board of Directors authorized a Share Repurchase Program to acquire up to $1.35 billion of our common stock through December 31, 2025. The total value of shares that may yet be purchased under the Share Repurchase Program totaled $205 million as of June 30, 2025. Refer to Note 16 Subsequent Events for more information on a recent extension to our Share Repurchase Program. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and our Board of Directors may modify, suspend or discontinue authorization of the program at any time.

Pursuant to our Share Repurchase Program, we repurchased 5,516,050 shares of common stock during the three months ended June 30, 2025, including 4,950,000 shares from IKAV Impact S.a.r.l. (IKAV) at a price of $46.00 per share in a privately negotiated transaction. For the three months ended June 30, 2025, the aggregate purchase price consideration, inclusive of excise tax, for our shares was $253 million, including $228 million for the repurchase of the shares held by IKAV. We funded our share repurchases with available cash.

Simultaneously with the consummation of the stock repurchase from IKAV, the lock-up restrictions applicable to sales of common stock by IKAV and its affiliates IKAV Energy, Inc. and Simlog Inc. pursuant to a Registration Rights Agreement, dated July 1, 2024, with the sellers party thereto ceased to be effective. This transaction did not impact any other terms of the Aera Merger.

The following is a summary of our share repurchases, for the periods presented:

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share

	(number of shares)	(in millions)	($ per share)

Three months ended June 30, 2024	703,839	$35	$49.71
Three months ended June 30, 2025	5,516,050	$253	$45.73

Six months ended June 30, 2024	1,769,603	$93	$51.85
Six months ended June 30, 2025	7,787,969	$354	$45.23
Note: The total value of shares purchased includes accrued excise taxes, which are generally paid in the year following the share repurchase. Commissions paid on share repurchases were not significant in all periods presented.

Dividends

Our Board of Directors declared the following cash dividends for each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
2025
Three months ended March 31, 2025	$35	$0.3875
Three months ended June 30, 2025	35	$0.3875
Six months ended June 30, 2025	$70
2024
Three months ended March 31, 2024	$21	$0.31
Three months ended June 30, 2024	22	$0.31
Six months ended June 30, 2024	$43

In addition to dividends on our common stock shown in the table above, we paid $1 million of dividend equivalents on equity-settled stock-based compensation awards in the six months ended June 30, 2025. We paid $4 million of dividend equivalents in the six months ended June 30, 2024. Future cash dividends, and the establishment of record and payment dates, are subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. See Note 16 Subsequent Events for information on future cash dividends.

NOTE 11    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three and six months ended June 30, 2025 and 2024. Our restricted stock unit (RSU) and performance stock unit (PSU) awards are not considered participating securities since the dividend rights on unvested shares are forfeitable.

For basic EPS, the weighted-average number of common shares outstanding excludes shares underlying our equity-settled awards and warrants. For diluted EPS, the basic shares outstanding are adjusted by adding potential common shares, if dilutive.

The following table presents the calculation of basic and diluted EPS, for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net income (loss)	$172	$8	$287	$(2)

Denominator for Basic EPS
Weighted-average shares	89.0	68.1	89.8	68.6

Potential common shares, if dilutive:
Warrants	—	1.2	—	—
Restricted stock units	0.3	0.4	0.3	—
Performance stock units	0.1	0.3	0.2	—

Denominator for Diluted EPS
Weighted-average shares	89.4	70.0	90.3	68.6

EPS
Basic	$1.93	$0.12	$3.20	$(0.03)
Diluted	$1.92	$0.11	$3.18	$(0.03)

The potentially dilutive weighted-average common shares of 6 million which were excluded from the denominator of diluted EPS for the six months ended June 30, 2024 included (i) 4.2 million for shares issuable upon exercise of warrants, (ii) 800,000 for shares issuable upon settlement of RSUs and (iii) 1 million shares issuable upon settlement of PSUs.

NOTE 12    PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Three months ended June 30,
	2025		2024
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

	(in millions)		(in millions)
Service cost - benefits earned during the period	$—	$—	$—	$1
Interest cost on projected benefit obligation	3	2	1	1
Expected return on plan assets	(5)	(1)	(1)	—
Settlement loss	1	—	—	—
Amortization of net actuarial loss	—	—	—	(1)
Amortization of prior service cost credit	—	(1)	—	(1)
Net periodic benefit costs	$(1)	$—	$—	$—

	Six months ended June 30,		Six months ended June 30,
	2025		2024
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

	(in millions)		(in millions)
Service cost - benefits earned during the period	$—	$1	$—	$1
Interest cost on projected benefit obligation	7	3	1	1
Expected return on plan assets	(11)	(2)	(1)	—
Settlement loss	1	—	—	—
Amortization of net actuarial loss	—	(1)	—	(1)
Amortization of prior service cost credit	—	(2)	—	(2)
Net periodic benefit costs	$(3)	$(1)	$—	$(1)

Contributions to our pension benefit plans were insignificant during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, we contributed $2 million to our pension benefit plans. We do not expect to need to make any contributions to our qualified pension plans to satisfy minimum funding requirements during the remainder of 2025. We expect to contribute an insignificant amount to fund our pension benefit distributions during the remainder of 2025.

NOTE 13    SUPPLEMENTAL ACCOUNT BALANCES

Restricted cash — Cash and cash equivalents includes restricted cash of $16 million and $18 million at June 30, 2025 and December 31, 2024, respectively. Restricted cash primarily includes funds held in an escrow account established to secure oil field well and infrastructure abandonment and habitat restoration at an oil and gas field previously owned by Aera.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in millions)		(in millions)
Oil	$644	$353	$1,380	$701
Natural gas	19	14	47	46
Natural gas liquids	39	45	89	94
Oil, natural gas and natural gas liquids sales	$702	$412	$1,516	$841

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in millions)		(in millions)
Oil	$24	$28	$46	$48
Natural gas	32	23	68	71
Natural gas liquids	—	—	6	6
Revenue from marketing of purchased commodities	$56	$51	$120	$125

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

	June 30,	December 31,
	2025	2024

	(in millions)
Materials and supplies	$90	$86
Finished goods	3	4
Inventories	$93	$90

Other current assets, net — Other current assets, net include the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Net amounts due from joint interest partners(a)	$42	$41
Fair value of commodity derivative contracts	102	14
Prepaid expenses	25	28
Greenhouse gas allowances	9	27
Income tax receivable	22	50
Other	27	16
Other current assets, net	$227	$176
(a)The amounts due from joint interest partners include insignificant amounts of allowances for credit losses for each period presented.

Other noncurrent assets — Other noncurrent assets include the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Operating lease right-of-use assets	$93	$105
Deferred financing costs - Revolving Credit Facility	22	23
Emission reduction credits	11	11
Fair value of commodity derivative contracts	50	16
Funded pension	67	67
Postretirement plan	13	13
Other	42	37
Other noncurrent assets	$298	$272

Accrued liabilities — Accrued liabilities include the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Compensation-related liabilities	$88	$177
Taxes other than on income	86	100
Asset retirement obligations - current portion	134	134
Operating lease liability	22	15
Fair value of derivative contracts	7	50
Premiums due on commodity derivative contracts	17	14
Withholding tax on IKAV stock repurchase (Note 10 Stockholders' Equity)	34	—
Advanced payments	17	25
Payable to the former owners of Aera	9	29
Other	63	67
Accrued liabilities	$477	$611

Other long-term liabilities — Other long-term liabilities include the following:

	June 30,	December 31,
	2025	2024

	(in millions)
Compensation-related liabilities	$39	$50
Postretirement and pension benefit plans	55	59
Operating lease liability	60	76
Fair value of commodity derivative contracts	14	45
Contingent liability (Note 3 Investments and Related Party Transactions)	112	107
Other	55	40
Other long-term liabilities	$335	$377

NOTE 14    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to our condensed consolidated statements of cash flows are presented below:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in millions)		(in millions)
Supplemental cash flow information
Interest paid, net of amounts capitalized	$36	$(1)	$45	$19
Income taxes paid	$39	$4	$39	$26
Interest income	$3	$8	$5	$14

Supplemental disclosure of non-cash investing and financing activities
Contributions to the Carbon TerraVault JV	$11	$5	$15	$5
Issuance of shares for stock-based compensation awards	$—	$1	$21	$88
Dividends accrued for stock-based compensation awards	$1	$—	$1	$1
Excise tax on share repurchases	$2	$—	$2	$1
Withholding tax on the Stock Repurchase	$34	$—	$34	$—

NOTE 15    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have designated certain of our subsidiaries as Unrestricted Subsidiaries under the indenture governing our 2026 Senior Notes (2026 Senior Notes Indenture) and the indenture governing our 2029 Senior Notes (2029 Senior Notes Indenture). Unrestricted Subsidiaries (as defined in the 2026 Senior Notes Indenture and 2029 Senior Notes Indenture) are subject to fewer restrictions under the indentures. We are required under the 2026 Senior Notes Indenture and 2029 Senior Notes Indenture to present the financial condition and results of operations of CRC and its Restricted Subsidiaries (as defined in the 2026 Senior Notes Indenture and 2029 Senior Notes Indenture) separate from the financial condition and results of operations of its Unrestricted Subsidiaries. The following condensed consolidating balance sheets as of June 30, 2025 and December 31, 2024 and the condensed consolidating statements of operations for the three and six months ended June 30, 2025 and 2024, as applicable, reflect the condensed consolidating financial information of CRC (Parent), our combined Unrestricted Subsidiaries, our combined Restricted Subsidiaries and the elimination entries necessary to arrive at the information for the Company on a consolidated basis. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities.

Condensed Consolidating Balance Sheets
As of June 30, 2025 and December 31, 2024

	As of June 30, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total current assets	$102	$32	$594	$—	$728
Total property, plant and equipment, net	20	37	5,503	—	5,560
Investments in consolidated subsidiaries	5,521	(41)	16,356	(21,836)	—
Deferred tax asset	33	—		—	33
Investment in unconsolidated subsidiaries	—	40	53	—	93
Other assets	112	51	135	—	298
TOTAL ASSETS	$5,788	$119	$22,641	$(21,836)	$6,712

Total current liabilities	272	19	637	—	928
Long-term debt	888	—	—	—	888
Asset retirement obligations	—	—	969	—	969
Other long-term liabilities	101	131	103	—	335
Deferred tax liability	185	—	—	—	185
Amounts due to (from) affiliates	935	44	(979)	—	—
Total equity	3,407	(75)	21,911	(21,836)	3,407
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,788	$119	$22,641	$(21,836)	$6,712

	As of December 31, 2024
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total current assets	$437	$46	$541	$—	$1,024
Total property, plant and equipment, net	14	31	5,635	—	5,680
Investments in consolidated subsidiaries	4,869	(32)	15,050	(19,887)	—
Deferred tax asset	73	—	—	—	73
Investment in unconsolidated subsidiary	—	27	59	—	86
Other assets	113	58	101	—	272
TOTAL ASSETS	$5,506	$130	$21,386	$(19,887)	$7,135

Total current liabilities	224	14	742	—	980
Long-term debt	1,132	—	—	—	1,132
Asset retirement obligations	—	—	995	—	995
Other long-term liabilities	114	138	125	—	377
Amounts due to (from) affiliates	385	—	(385)	—	—
Deferred tax liability	113	—	—	—	113
Total equity	3,538	(22)	19,909	(19,887)	3,538
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,506	$130	$21,386	$(19,887)	$7,135

Condensed Consolidating Statement of Operations
For the three and six months ended June 30, 2025 and 2024

	Three months ended June 30, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$2	$—	$992	$(16)	$978
Total costs and other	109	16	602	(16)	711
Non-operating (loss) income	(26)	(3)	4	—	(25)
(LOSS) INCOME BEFORE INCOME TAXES	(133)	(19)	394	—	242
Income tax provision	(70)	—	—	—	(70)
NET (LOSS) INCOME	$(203)	$(19)	$394	$—	$172

	Three months ended June 30, 2024
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$7	$—	$513	$(6)	$514
Total costs and other	77	18	388	(6)	477
Gain on asset divestitures	—	—	1	—	1
Non-operating (loss) income	(21)	(7)	1	—	(27)
(LOSS) INCOME BEFORE INCOME TAXES	(91)	(25)	127	—	11
Income tax provision	(3)	—	—	—	(3)
NET (LOSS) INCOME	$(94)	$(25)	$127	$—	$8

	Six months ended June 30, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$5	$—	$1,925	$(40)	$1,890
Total costs and other	175	34	1,268	(40)	1,437
Non-operating (loss) income	(48)	(7)	6	—	(49)
(LOSS) INCOME BEFORE INCOME TAXES	(218)	(41)	663	—	404
Income tax provision	(117)	—	—	—	(117)
NET (LOSS) INCOME	$(335)	$(41)	$663	$—	$287

	Six months ended June 30, 2024
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$13	$—	$971	$(16)	$968
Total costs and other	136	28	793	(16)	941
Gain on asset divestitures	—	—	7	—	7
Non-operating (loss) income	(34)	(11)	3	—	(42)
(LOSS) INCOME BEFORE INCOME TAXES	(157)	(39)	188	—	(8)
Income tax benefit	6	—	—	—	6
NET (LOSS) INCOME	$(151)	$(39)	$188	$—	$(2)

NOTE 16    SUBSEQUENT EVENTS

Dividend

On August 5, 2025, our Board of Directors declared a quarterly cash dividend of $0.3875 per share of common stock. The dividend is payable to shareholders of record at the close of business on August 27, 2025 and is expected to be paid on September 12, 2025.

Share Repurchase Program

On July 30, 2025 the Board of Directors authorized an extension of our Share Repurchase Program through June 30, 2026. Refer to Note 10 Stockholders' Equity for more information on our Share Repurchase Program.

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

Business Environment and Industry Outlook

Commodity Prices

Our operating results, and those of the oil and natural gas industry, are heavily influenced by commodity prices. Oil and natural gas prices and differentials may fluctuate significantly as a result of numerous market-related variables. These and other factors make it challenging to predict realized prices reliably. We may respond to economic conditions by adjusting the amount and allocation of our capital program while continuing to identify efficiencies and cost savings. Volatility in oil and natural gas prices may affect the quantities of oil and natural gas reserves we can economically produce over the longer term. Refer to Results of Our Oil and Natural Gas Operations, Production, Prices and Realizations below for information on our realized prices.

During 2025, Brent prices were negatively affected by a succession of announcements by OPEC+ of its intention to return offline production to market at a much quicker pace than previously anticipated and concern over the state of global trade following a series of tariff announcements. Prices slightly increased in June 2025 as tensions between Iran and Israel became overtly military in nature and a concern developed that petroleum flowing through the Persian Gulf — and through the Strait of Hormuz, in particular — could ultimately be impacted.

Collectively, these factors introduced significant oil price volatility with Brent crude oil prices fluctuating between a low of approximately $60 per barrel in early May and a high of approximately $80 per barrel in mid-June.

The following table presents the average daily benchmark prices for oil and natural gas during the periods presented:

	Three months ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Brent oil ($/Bbl)	$66.76	$74.92	$70.84	$83.42
WTI oil ($/Bbl)	$63.74	$71.42	$67.58	$78.77
NYMEX Henry Hub ($/MMBtu)	$3.44	$3.65	$3.55	$2.07

Supply Chain and Inflation

We continued to experience relatively flat pricing from our suppliers in the first half of 2025 as compared to the prior year. Tariff policy changes by the U.S. government for both country of origin and material type remains uncertain. The United States recently expanded tariff rates on imported goods including a 50% tariff on the steel and aluminum value of imported products. These expanded tariff rates, if sustained, could increase our cost of oilfield goods and expand delivery lead times over the longer term. We have taken measures to limit the effects of price increases caused by the recent expansion of U.S. tariffs by entering into fixed price contracts with terms of one to three years for a significant majority of our materials and services based on our current expected development plans. We also pre-purchased inventory prior to the execution of the tariffs and continue to purchase from vendors who source domestic content to limit the impact of foreign tariffs on our business. Overall, we continue to expect minimal impact of tariffs in our supply chain in 2025. Assuming the current tariff regime remains in place or is expanded, our inventory, capital and operating costs could increase over the long-term.

Marketing Arrangements

In October 2024, Phillips 66 announced that it plans to close its Wilmington refinery in Los Angeles in late 2025. Additionally, in April 2025, Valero notified the California Energy Commission of its intent to idle, restructure, or cease refining operations at its Benicia refinery in the San Francisco Bay Area by the end of April 2026. Historically, we have sold a portion of our crude oil to these refineries. Assuming both refineries were to cease operations, there will be six remaining major petroleum refineries in California, each of which have a refining capacity greater than 75,000 barrels per day. We expect this would leave California with approximately 1.3 million barrels per day of remaining major refining capacity, which is more than four times the amount of crude oil produced in California in 2024. As a result of this and given the considerable flexibility we have in marketing our production, we do not expect the cessation of operations at these refineries, should they occur, will affect our ability to market our crude oil production. While these announcements have had no impact on our price realizations thus far, fewer refineries in California have the potential to impact our future price realizations.

Regulatory Updates

Well Permitting

During the three months ended June 30, 2025, we received well permits for 86 workovers and 84 sidetracks. The rate at which CalGEM issued permits for workovers and sidetracks during this period continued to increase relative to the three months ended March 31, 2025.

During the first half of 2025, we have received total well permits for 139 workovers, 105 sidetracks and 4 deepenings. We have not received any permits for new wells in 2025.

We currently hold sufficient permits to maintain our existing two drilling rig capital program throughout 2025. We also have the requisite number of permits in hand to run one active drilling rig throughout 2026.

For further information regarding well permitting, see Part I, Items 1 & 2 – Business and Properties, Regulation of the Industries in Which We Operate, Regulation of Exploration and Production Activities, Well Permitting in our 2024 Annual Report.

Kern County EIR Litigation

On June 26, 2025, the Kern County Board of Supervisors certified a revised Environmental Impact Report (EIR) and approved an ordinance that authorizes the development of oil and natural gas wells in the county consistent with the revised EIR. Kern County is seeking the Trial Court’s determination that the revised EIR complies with the judgment and order of the Trial Court and decision of the Court of Appeal. After that, the Trial Court could lift the stay, subject to further potential appeals. The timing of when or if the Trial Court will take such action is uncertain. If the stay is lifted and no further stay is issued by the Court of Appeal, new well permitting could resume. However, there is no certainty we will obtain permits on that timeline or at all, or that the Trial Court and Court of Appeal will collectively lift the stay before a final, non-appealable ruling upholding the adequacy of the revised EIR is issued. These developments could further adversely affect our business, results of operations and financial condition.

Waste Emissions Charge

In May 2025, following a joint resolution of disapproval under the Congressional Review Act, the EPA issued a final rule to remove the Waste Emission Charge (WEC) regulations, originally adopted under the Inflation Reduction Act, from the Code of Federal Regulations. As a result, the fees associated with methane emissions from certain oil and gas facilities that would have been due to the EPA in September 2025 will not be collected. Although the underlying statute still requires a methane charge, An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14th and commonly referred to as the One Big Beautiful Bill Act, postponed implementation from 2024 to 2034.

Water Injection

Our operations in the Wilmington Oil Field utilize injection wells to reinject produced water pursuant to waterflooding plans. CalGEM has issued a directive to reduce the injection well pressure in a gradual manner in accordance with a five-year injection reduction work plan. The first phase of reduction commenced July 1, 2024 and a second reduction began in January 2025. The next phase of reduction is currently on hold while we evaluate the impact of the previously implemented reductions together with CalGEM. The work plan may be adjusted and it is difficult to predict with accuracy the impact to production and reserves. However, we continue to estimate a negative impact on production of approximately 1 MBoe/d at the end of the current 5-year work plan. We also estimate that the net present value of our proved developed reserves would be negatively impacted by less than 1%. These estimates could change materially pending the results of future technical audits.

Statements of Operations Analysis

Our consolidated results of operations include the results of Aera beginning July 1, 2024, the closing date of the Aera Merger. For more information on the Aera Merger, see Part I, Item 1 – Financial Statements, Note 2 Aera Merger. The Aera Merger and related transactions have significantly impacted the comparability of our financial results for the six months ended 2024.

Consolidated Results of Operations

Three months ended June 30, 2025 compared to March 31, 2025

The following table presents our consolidated operating revenues for the periods indicated:

	Three months ended
	June 30, 2025	March 31, 2025

	(in millions)
Oil, natural gas and natural gas liquids sales	$702	$814
Net gain from commodity derivatives	157	6
Revenue from marketing of purchased commodities	56	64
Electricity revenue	58	22
Other revenue	5	6
Total operating revenues	$978	$912

Oil, natural gas and natural gas liquids sales — Oil, natural gas and natural gas liquids sales, excluding the effects of cash settlements on our commodity derivative contracts, were $702 million for the three months ended June 30, 2025, which is a decrease of $112 million compared to $814 million for the three months ended March 31, 2025.

The following table shows changes in oil, natural gas and natural gas liquids sales for the three months ended June 30, 2025 compared to the three months ended March 31, 2025:

	Oil	NGLs	Natural Gas	Total Operations

	(in millions)
Three months ended March 31, 2025	$736	$50	$28	$814
Changes in realized prices	(85)	(11)	(14)	(110)
Changes in production and other	(7)	—	(1)	(8)
Changes in intersegment revenues	—	—	6	6
Three months ended June 30, 2025	$644	$39	$19	$702
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

Net gain from commodity derivatives — We report gains and losses on our derivative contracts related to sales of our oil and marketing activities in operating revenues. Net gain from commodity derivatives was $157 million for the three months ended June 30, 2025 compared to a net gain of $6 million for the three months ended March 31, 2025. The change primarily resulted from the non-cash changes in the fair value of our outstanding commodity derivatives from the positions held at the end of each measurement period. Gains and losses from our commodity derivative contracts are shown in the table below:

	Three months ended
	June 30, 2025	March 31, 2025
	(in millions)
Non-cash commodity derivative gain	$140	$22
Net proceeds (settlements) and amortized premiums	17	(16)
Net gain from commodity derivatives	$157	$6

Electricity revenue — Electricity revenue increased by $36 million to $58 million for the three months ended June 30, 2025 compared to $22 million for the three months ended March 31, 2025. This increase was primarily a result of higher resource adequacy sales driven by increased seasonal pricing for the three months ended June 30, 2025 compared to the three months ended March 31, 2025, as well as downtime for maintenance that primarily impacted the three months ended March 31, 2025.

The following table presents our consolidated operating and non-operating expenses and income for the three months ended June 30, 2025 and March 31, 2025.

	Three months ended
	June 30, 2025	March 31, 2025

	(in millions)
Operating expenses
Energy operating costs	$78	$103
Gas processing costs	5	4
Non-energy operating costs	212	209
General and administrative expenses	79	72
Depreciation, depletion and amortization	128	131
Taxes other than on income	47	70
Costs related to marketing of purchased commodities	41	50
Electricity generation expenses	5	10
Transportation costs	20	20
Accretion expense	28	29
Net loss (gain) on natural gas purchase derivatives	3	(6)
Measurement period adjustments, net	—	1
Other operating expenses, net	65	33
Total operating expenses	711	726
Operating income	267	186

Non-operating (expenses) income
Interest and debt expense, net	(25)	(27)
Loss on early extinguishment of debt	—	(1)
Loss from investment in unconsolidated subsidiaries	—	(1)
Other non-operating income, net	—	5
Income before income taxes	242	162
Income tax provision	(70)	(47)
Net income	$172	$115

Energy operating costs consist of purchased natural gas used to generate electricity for our operations and steam for our steamfloods, purchased electricity and internal costs to generate electricity used in our operations. These internal costs include an allocation of the direct costs to produce electricity at our Elk Hills power plant based on electricity consumption by our Elk Hills and nearby fields. There is no internal allocation of the costs to produce steam from the power plant used in oil and natural gas operations. Gas processing costs include costs associated with compression, maintenance and other activities needed to run our gas processing facilities at Elk Hills. Non-energy operating costs equal total operating costs less energy operating costs and gas processing costs

Energy operating costs — Energy operating costs for the three months ended June 30, 2025 were $78 million, which was a decrease of $25 million from $103 million for the three months ended March 31, 2025. This decrease was primarily due to lower prices and lower volumes of natural gas used in our steamflood operations. For more information on natural gas market prices, see Prices and Realizations below.

General and administrative expenses — General and administrative (G&A) expenses were $79 million for the three months ended June 30, 2025 compared to $72 million for the three months ended March 31, 2025, which was an increase of $7 million. The increase was primarily a result of higher legal expenses and compensation-related expenses during the three months ended June 30, 2025.

Taxes other than on income — Taxes other than on income for the three months ended June 30, 2025 were $47 million, which was a decrease of $23 million from $70 million for the three months ended March 31, 2025. The decrease was primarily due to an adjustment to the production tax rate. We also had lower greenhouse gas expense based on market prices.

Costs related to marketing of purchased commodities — Costs related to marketing of purchased commodities for the three months ended June 30, 2025 were $41 million, which is a decrease of $9 million from $50 million for the three months ended March 31, 2025. This decrease was primarily due to lower natural gas prices, partially offset by increased volumes of purchased natural gas.

Other operating expenses, net — Other operating expenses, net increased $32 million to $65 million for the three months ended June 30, 2025 compared to $33 million for the three months ended March 31, 2025. For the three months ended June 30, 2025 and March 31, 2025, other operating expenses, net includes the following:

	Three months ended
	June 30, 2025	March 31, 2025
	(in millions)
Carbon management business expense	$14	$18
Aera transaction and integration costs	3	3
Severance	6	2
Front-end engineering design studies	—	3
Litigation and settlement related expenses(a)	25	—
All other	17	7
Total operating expenses, net	$65	$33
(a)See Part I, Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies for more information on a $25 million payment we made to CalGEM during the three months ended June 30, 2025.

Income taxes – The income tax provision for the three months ended June 30, 2025 was $70 million (representing an effective tax rate of 29%), compared to a provision of $47 million (representing an effective tax rate of 29%) for the three months ended March 31, 2025. See Part I, Item 1 – Financial Statements, Note 7 Income Taxes.

Six months ended June 30, 2025 compared to June 30, 2024

The following table presents our consolidated operating revenues for the periods indicated:

	Six months ended
	June 30, 2025	June 30, 2024

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,516	$841
Net gain (loss) from commodity derivatives	163	(66)
Revenue from marketing of purchased commodities	120	125
Electricity revenue	80	51
Other revenue	11	17
Total operating revenues	$1,890	$968

Oil, natural gas and natural gas liquids sales — Oil, natural gas and natural gas liquids sales, excluding the effects of cash settlements on our commodity derivative contracts, were $1,516 million for the six months ended June 30, 2025, which is an increase of $675 million compared to $841 million for the six months ended June 30, 2024.

The following table shows changes in oil, natural gas and natural gas liquids sales for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

	Oil	NGLs	Natural Gas	Total Operations

	(in millions)
Six months ended June 30, 2024	$701	$94	$46	$841
Changes in realized prices	(106)	—	13	(93)
Changes in production and other (a)	785	(5)	2	782
Changes in intersegment revenues	—	—	(14)	(14)
Six months ended June 30, 2025	$1,380	$89	$47	$1,516
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.
(a)The increase in production primarily relates to the addition of the Aera fields on July 1, 2024. See Part I, Item 1 – Financial Statements, Note 2 Aera Merger for additional information.

Net gain (loss) from commodity derivatives – We report gains and losses on our derivative contracts related to sales of our produced oil and marketing activities in operating revenue. Net gain from commodity derivatives was $163 million for the six months ended June 30, 2025 compared to a net loss of $66 million for the six months ended June 30, 2024. The change primarily resulted from payments to settle commodity derivative contracts and the non-cash changes in the fair value of our outstanding commodity derivatives from the positions held at the end of each measurement period. Gains and losses from our commodity derivative contracts are shown in the table below:

	Six months ended
	June 30, 2025	June 30, 2024

	(in millions)
Non-cash commodity derivative gain (loss)	$162	$(48)
Net settlements and amortized premiums	1	(18)
Net gain (loss) from commodity derivatives	$163	$(66)

Electricity revenue — Electricity revenue increased by $29 million to $80 million for the six months ended June 30, 2025 compared to $51 million for the six months ended June 30, 2024. This increase was primarily a result of higher pricing from resource adequacy contracts.

The following table presents our consolidated operating and non-operating expenses and income for the six months ended June 30, 2025 and June 30, 2024.

	Six months ended
	June 30, 2025	June 30, 2024

	(in millions)
Operating expenses
Energy operating costs	$181	$94
Gas processing costs	9	7
Non-energy operating costs	421	231
General and administrative expenses	151	120
Depreciation, depletion and amortization	259	106
Asset impairment	—	13
Taxes other than on income	117	77
Costs related to marketing of purchased commodities	91	97
Electricity generation expenses	15	22
Transportation costs	40	37
Accretion expense	57	25
Net (gain) loss on natural gas purchase derivatives	(3)	2
Measurement period adjustments, net	1	—
Other operating expenses, net	98	110
Total operating expenses	1,437	941
Gain on asset divestitures	—	7
Operating income	453	34

Non-operating (expenses) income
Interest and debt expense, net	(52)	(30)
Loss on early extinguishment of debt	(1)	—
Loss from investment in unconsolidated subsidiaries	(1)	(7)
Other non-operating income, net	5	(5)
Income before income taxes	404	(8)
Income tax (provision) benefit	(117)	6
Net income (loss)	$287	$(2)

Energy operating costs — Energy operating costs for the six months ended June 30, 2025 were $181 million, which was an increase of $87 million from $94 million for the six months ended June 30, 2024. This increase was predominantly due to additional energy costs and natural gas used in our steamflood operations related to the addition of the Aera fields on July 1, 2024. Excluding $94 million related to the operation of the Aera fields, our energy operating costs would have been $87 million for the six months ended June 30, 2025. The decrease was primarily a result of lower energy and natural gas costs in the six months ended June 30, 2025 compared to the same prior year period.

Non-energy operating costs — Non-energy operating costs for the six months ended June 30, 2025 were $421 million, which was an increase of $190 million from $231 million for the six months ended June 30, 2024. The increase includes $191 million predominantly related to the addition of the Aera fields on July 1, 2024. Excluding the costs related to the Aera fields, our non-energy operating costs would have been $230 million for the six months ended June 30, 2025, which would be in line with the same prior year period.

General and administrative expenses — General and administrative (G&A) expenses were $151 million for the six months ended June 30, 2025 compared to $120 million for the six months ended June 30, 2024, which was an increase of $31 million. The increase was primarily due to additional compensation-related expense and other corporate expense resulting from the Aera Merger.

Depreciation, depletion and amortization — Depreciation, depletion and amortization (DD&A) for the six months ended June 30, 2025 was $259 million compared to $106 million during the six months ended June 30, 2024. The increase of $153 million was primarily the result of the addition of the Aera assets included in the six months ended June 30, 2025. See Part I, Item 1 – Financial Statements, Note 2 Aera Merger for information on the Aera assets.

Asset impairments — During the six months ended June 30, 2024, we recognized a $13 million impairment for excess and obsolete materials and supplies related to our oilfield operations. We did not recognize an asset impairment during the six months ended June 30, 2025.

Taxes other than on income — Taxes other than on income for the six months ended June 30, 2025 were $117 million, which is an increase of $40 million from $77 million for the six months ended June 30, 2024. This increase was a result of higher greenhouse gas expense, production taxes and ad valorem taxes related to the Aera assets following the completion of the Aera Merger.

Accretion expense — Accretion expense for the six months ended June 30, 2025 was $57 million compared to $25 million for the six months ended June 30, 2024. The increase was primarily due to the addition of the Aera asset retirement liability assumed as of July 1, 2024 in connection with the Aera Merger.

Other operating expenses, net — Other operating expenses, net decreased $12 million to $98 million for the six months ended June 30, 2025 compared to $110 million for the six months ended June 30, 2024. For the six months ended June 30, 2025 and June 30, 2024, other operating expenses, net includes the following:

	Six months ended
	June 30, 2025	June 30, 2024

	(in millions)
Carbon management business expense	$32	$23
Aera transaction and integration costs	8	26
Energy costs due to downtime at Elk Hills power plant	—	36
Severance	8	1
Litigation and settlement related expenses(a)	25	7
All other	25	17
Total operating expenses, net	$98	$110
(a)See Part I, Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies for more information on a $25 million payment we made to CalGEM during the six months ended June 30, 2025.

Interest and debt expense, net — Interest and debt expense, net was $52 million for the six months ended June 30, 2025 compared to $30 million for the six months ended June 30, 2024. The increase was predominantly due to higher interest expense resulting from the issuance of our 2029 Senior Notes. In June 2024, we issued $600 million in aggregate principal amount of 2029 Senior Notes and in August 2024, we completed a follow-on offering of $300 million in aggregate principal amount of 2029 Senior Notes.

Income taxes – The income tax provision for the six months ended June 30, 2025 was $117 million (representing an effective tax rate of 29%), compared to a benefit of $6 million (representing an effective tax rate of 75%) for the six months ended June 30, 2024. See Part I, Item 1 – Financial Statements, Note 7 Income Taxes for additional information on our income taxes.

For financial information related to our subsidiaries designated as Unrestricted Subsidiaries under the 2026 Senior Notes Indenture and 2029 Senior Notes Indenture, see Part I, Item 1 – Financial Statements, Note 15 Condensed Consolidated Financial Information.

Results of Our Oil and Natural Gas Operations

The following table includes financial results and key operating data for our oil and natural gas segment for the three months ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and 2024.

	Three months ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024

	(in millions, except as otherwise stated)
Production and segment financial data
Net production sold (MBoe/d)	137	141	139	76
Segment total operating revenues	$714	$830	$1,544	$854
Segment profit	$194	$266	$460	$249

Items affecting comparability:
Gain on asset divestitures(a)	$—	$—	$—	$7

Key operating expenses per Boe
Operating costs	$24.19	$25.60	$24.90	$24.48
Operating costs, after hedges on purchased natural gas	$24.75	$26.55	$25.65	$24.91
Segment general and administrative expenses(b)	$0.72	$0.95	$0.84	$1.30
Segment depreciation, depletion and amortization(c)	$9.69	$9.96	$9.82	$6.95
Segment taxes other than on income	$3.28	$4.66	$3.98	$4.71
(a)Gain on asset divestitures for the six months ended June 30, 2024 related to the sale of oil and gas assets located in Ventura.
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

	Three months ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Oil (MBbl/d)
San Joaquin Basin	83	84	84	30
Los Angeles Basin	17	18	17	17
Other Basins	9	9	9	—
Total	109	111	110	47
NGLs (MBbl/d)
San Joaquin Basin	10	10	10	11
Total	10	10	10	11
Natural gas (MMcf/d)
San Joaquin Basin	96	101	99	94
Los Angeles Basin	1	1	1	1
Sacramento Basin	12	12	12	14
Other Basins	2	3	2	—
Total	111	117	114	109

Total Net Production Sold (MBoe/d)	137	141	139	76

Total average net production sold decreased to 137 MBoe/d for the three months ended June 30, 2025 compared to 141 MBoe/d for the three months ended March 31, 2025. The decrease was primarily a result of natural production decline partially offset by development results. In addition, our production-sharing contracts (PSCs), which are described below, negatively impacted our net oil production by 1 MBoe/d in the three months ended June 30, 2025 compared to the three months ended March 31, 2025.

Total average net production sold increased to 139 MBoe/d for the six months ended June 30, 2025 compared to 76 MBoe/d for the six months ended June 30, 2024. The increase was primarily a result of the Aera Merger. Our PSCs, which are described below, positively impacted our net oil production by 1 MBoe/d in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Production-Sharing Contracts

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

Prices and Realizations

The following tables set forth the average realized prices and price realizations on the commodities we sell as a percentage of average Brent, WTI and NYMEX Henry Hub indexes for our oil and natural gas operations for the periods presented:

	Three months ended
	June 30, 2025		March 31, 2025
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$66.76		$74.92

Realized price without derivative settlements	$65.07	97%	$73.57	98%
Derivative settlements	1.66		(1.56)
Realized price with derivative settlements	$66.73	100%	$72.01	96%

WTI	$63.74		$71.42

Realized price without derivative settlements	$65.07	102%	$73.57	103%
Realized price with derivative settlements	$66.73	105%	$72.01	101%

Natural Gas Liquids ($ per Bbl)
Realized price (% of Brent)	$42.41	64%	$54.64	73%
Realized price (% of WTI)	$42.41	67%	$54.64	77%

Natural gas
NYMEX Henry Hub ($/MMBtu)	$3.44		$3.65

Realized price ($/Mcf)	$2.79	81%	$4.12	113%

	Six months ended
	June 30, 2025		June 30, 2024
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$70.84		83.42

Realized price without derivative settlements	$69.34	98%	$81.63	98%
Derivative settlements	0.05		(2.43)
Realized price with derivative settlements	$69.39	98%	$79.20	95%

WTI	$67.58		$78.77

Realized price without derivative settlements	$69.34	103%	$81.63	104%
Realized price with derivative settlements	$69.39	103%	$79.20	101%

Natural Gas Liquids ($ per Bbl)
Realized price (% of Brent)	$48.60	69%	$48.76	58%
Realized price (% of WTI)	$48.60	72%	$48.76	62%

Natural gas
NYMEX Henry Hub ($/MMBtu)	$3.55		$2.07

Realized price ($/Mcf)	$3.46	97%	$2.81	136%

Oil — Brent prices were lower for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 as well as for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. See Business Environment and Industry Outlook above for more information on factors influencing Brent commodity prices for the periods presented.

NGLs — Prices for natural gas liquids during the three months ended June 30, 2025 decreased compared to the three months ended March 31, 2025, reflecting traditional seasonality. Prices for natural gas liquids during the six months ended June 30, 2025 were consistent with the same prior year period.

Natural Gas — Natural gas prices decreased for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 driven by seasonal demand changes and the effects of significant storage volumes. Natural gas prices increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 driven by colder, late winter temperatures in early 2025.

Results of Our Carbon Management Segment

Our carbon management segment, which we refer to as Carbon TerraVault, primarily pursues the development of CCS projects. We expect that our Carbon TerraVault CCS projects will inject CO2 captured from industrial, power, agriculture and other emissions sources into subsurface reservoirs and permanently store CO2 deep underground. We also expect to invest in projects that rely on CCS technology in connection with reducing our own emissions. In addition, we may participate in the development of projects that are the source of these CO2 emissions. Our carbon management segment is in its early stages of development. We expect construction of our first carbon capture project at our cryogenic gas processing facility to be completed at or around year end at which time we will be ready to inject subject to receipt of final regulatory approvals early in 2026.

The following tables include results for our carbon management segment for the three months ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and June 30 2024.

	Three months ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024

	(in millions)		(in millions)
Segment loss	$(20)	$(25)	$(45)	$(38)

	Three months ended		Six months ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024

	(in millions)		(in millions)
Carbon management expenses	$14	$18	$32	$23
Segment general and administrative expenses	$3	$3	$6	$5
Loss from investment in the Carbon TerraVault JV	$1	$1	$2	$7

Carbon management expenses decreased for the three months ended June 30, 2025 compared to the three months ended March 31, 2025 as a result of lower lease costs related to easements.

Carbon management expenses increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as a result of increased expenditure related to the evaluation of CCS projects and increased lease cost for the six months ended June 30, 2025.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, available cash and cash equivalents and available borrowing capacity under our Revolving Credit Facility. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the three and six months ended June 30, 2025 were for repurchases of our common stock, payment of dividends, and capital investments.

The following table summarizes our liquidity:

June 30, 2025
(in millions)
Available cash and cash equivalents(a)	$56
Revolving Credit Facility:
Borrowing capacity	1,150
Outstanding letters of credit	(167)
Availability	$983

Liquidity	$1,039
(a)Excludes restricted cash of $16 million.

At current commodity prices and based upon our planned 2025 capital program described below, we expect to generate operating cash flow to return cash to shareholders through dividends and repurchases of our common stock. In line with this strategy, our Board of Directors has extended the term of our Share Repurchase Program from December 31, 2025 to June 30, 2026. We regularly review our financial position and evaluate whether to (i) adjust our drilling program, (ii) return available cash to shareholders through dividends or share repurchases to the extent permitted under our Revolving Credit Facility and the indentures for our 7.125% senior notes due 2026 (2026 Senior Notes) and our 8.25% senior notes due 2029 (2029 Senior Notes), (iii) reduce outstanding indebtedness, (iv) advance carbon management activities, or (v) maintain cash and cash equivalents on our balance sheet. We continue to monitor the current macroeconomic environment and will adjust our planned uses of cash as necessary. We believe we have sufficient sources of liquidity to meet our obligations for the next twelve months.

We have taken steps to reduce headcount as part of the integration process following the Aera Merger. We initiated these workforce reductions to align the size and composition of our workforce with expected future operating and capital plans. Employee severance and related costs are included in other operating expenses, net on our condensed consolidated statement of operations.

On July 4, 2025, An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14th and commonly referred to as the One Big Beautiful Bill Act was signed into law. This law contains several legislative changes including the reinstatement of full expensing for qualified assets placed in service after January 19, 2025. This law also reinstated the expensing all domestic research and development costs, including favorable transition rules, and increases the limitation on the amount of annual business interest expense which can be deducted each year. We expect these legislative changes will reduce our U.S. federal cash tax obligation by approximately $35 million in 2025 and the amount of U.S. federal taxes we would have otherwise owed in future years.

Revolving Credit Facility

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 Debt in our 2024 Annual Report for information on the Revolving Credit Facility and related amendments.

2026 Senior Notes Redemption

See Part I, Item 1 – Financial Statements, Note 4 Debt for information on a partial redemption of our 2026 Senior Notes.

Share Repurchase Program

See Part I, Item 1 – Financial Statements, Note 10 Stockholders' Equity and Part II, Item 2 – Other Information, Unregistered Sales of Equity Securities and Use of Proceeds for more information on our Share Repurchase Program including a repurchase of shares during the second quarter of 2025 from IKAV.

Dividends

See Part I, Item 1 – Financial Statements, Note 10 Stockholders' Equity for more information on our dividends. See Part I, Item 1 – Financial Statements, Note 16 Subsequent Events for information on a dividend declared in August 2025.

2025 Capital Program

Our capital program is dynamic in response to commodity price volatility and permit availability while focusing on oil production and maximizing our free cash flow. Our capital investment for the six months ended June 30, 2025 was $111 million. We expect our full year 2025 capital program to range between $280 million and $330 million. Of this amount, $245 million to $275 million is related to our oil and natural gas segment, $20 million to $30 million is for our carbon management segment and $15 million to $25 million is for corporate and other activities. The above amounts related to carbon management projects do not include amounts funded by Brookfield through the Carbon TerraVault JV, such as drilling injection and monitoring wells at our 26R reservoir.

With respect to oil and natural gas development, we added a second drilling rig in June 2025 and currently expect to run our two rig program through the remainder of the year using existing permits in hand. Refer to Regulatory Updates above for more information on permitting. Refer to Part I, Item 1 – Financial Statements, Note 9 Segment Information for information on capital investment by segment.

Derivatives

Significant changes in oil and natural gas prices may have a material impact on our liquidity. Declining oil prices negatively affect our operating cash flow, and the inverse applies during periods of rising oil prices. Our hedging strategy seeks to mitigate our exposure to commodity price volatility and ensure our financial strength and liquidity by protecting our cash flows. We will continue to evaluate our hedging strategy based on prevailing market prices and conditions.

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the six months ended June 30, 2025. See Part I, Item 1 – Financial Statements, Note 6 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of June 30, 2025 and Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 Debt in our 2024 Annual Report for information on the hedging requirements included in our Revolving Credit Facility.

Cash Flow Analysis

Cash flows from operating activities — For the six months ended June 30, 2025, our operating cash flow increased by $167 million to $351 million from $184 million in the same period in 2024. This increase in operating cash flow was primarily driven by the Aera Merger on July 1, 2024.

With the addition of Aera's assets, oil production during the six months ended June 30, 2025 as compared to the same period in 2024 increased 63 MBbl/d from 47 MBbl/d to 110 MBbl/d. Higher revenue from this increase in production was partially offset by lower average realized oil prices (after derivative settlements). Average realized prices for oil decreased by $9.81 per barrel to $69.39 in the six months ended June 30, 2025 from $79.20 in the same prior year period. Further, as a result of the Aera Merger, we experienced higher operating costs, production taxes and greenhouse gas taxes during the six months ended June 30, 2025 as compared to the same prior year period in addition to one-time transaction and integration costs were incurred in 2025.

During the six months ended June 30, 2024, scheduled plant downtime at the Elk Hills power plant negatively impacted our production and we purchased electricity at higher prices.

Cash flows used in investing activities — The following table provides a comparative summary of net cash used in investing activities:

	Six months ended June 30,
	2025	2024

	(in millions)
Capital investments	$(111)	$(88)
Changes in accrued capital investments	(15)	2
Proceeds from asset divestitures	1	12
Acquisitions	—	(6)
Other, net	(5)	(2)
Net cash used in investing activities	$(130)	$(82)

Cash flows used in financing activities — The following table provides a comparative summary of net cash used in financing activities:

	Six months ended June 30,
	2025	2024

	(in millions)
Proceeds from Revolving Credit Facility	$—	$30
Proceeds from 2029 Senior Notes, net	—	590
Repurchases of common stock(a)	(318)	(93)
Common stock dividends	(70)	(43)
Dividend equivalents on equity-settled awards	(1)	(4)
Issuance of common stock	2	3
Bridge loan commitment costs	—	(5)
Debt redemption	(123)	—
Debt amendment costs	—	(3)
Shares cancelled for taxes	(11)	(42)
Net cash provided by (used in) financing activities	$(521)	$433
(a)Note: The total value of shares purchased includes excise taxes, which are generally paid in the year following the share repurchase. Commissions paid on share repurchases were not significant in all periods presented.

For the six months ended June 30, 2025, our cash flow used in financing activities was $521 million compared to cash flow provided by financing activities of $433 million in the same period in 2024. This decrease in cash flow from financing activities was primarily driven by the $590 million of proceeds from 2029 Senior Notes issued in the six months ended June 30, 2024. Additionally, the decrease is caused by the $123 million cash outflow used to redeem a portion of the 2026 Senior Notes in February 2025 and the $318 million cash outflow used to repurchase stock in the six months ended June 30, 2025.

Divestitures and Assets Held for Sale

See Part I, Item 1 – Financial Statements, Note 8 Divestitures and Assets Held for Sale for information on our divestitures and acquisitions during the three months ended June 30, 2025 and 2024.

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
•decisions as to production levels and/or pricing by OPEC+ or U.S. producers in future periods;
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

•our ability to successfully identify, develop and finance carbon capture and storage projects, power projects and other renewable energy efforts, including those in connection with the Carbon TerraVault JV, and our ability to convert our CDMAs to definitive agreements and enter into other offtake agreements;
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

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2025, there were no material changes to market risks from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2024 Annual Report.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. These commodity price changes also impact the volume changes under our PSCs. We maintain a commodity hedging program focused on hedging crude oil sales and natural gas purchases to help protect our cash flows, margins and capital program from the volatility of commodity prices. As of June 30, 2025, we had a net asset of $131 million for our commodity derivative positions which are carried at fair value. For more information on our derivative positions as of June 30, 2025, refer to Part I, Item 1 – Financial Statements, Note 6 Derivatives.

As of June 30, 2025, we have hedges on approximately 70% of our expected oil production for the remainder of 2025 at a weighted average floor price of $66.83. As of June 30, 2025, our hedges for purchased natural gas approximate 67% of our expected fuel use in oil and natural gas operations for the remainder of 2025 at a fixed price of $3.56.

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

As of June 30, 2025, the majority of our credit exposure was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at June 30, 2025 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

Changes in interest rates may affect the amount of interest we pay on our long-term debt. We had no variable-rate debt outstanding as of June 30, 2025. Our 2026 Senior Notes bear interest at a fixed rate of 7.125% per annum. Our 2029 Senior Notes bear interest at a fixed rate of 8.250% per annum.

Item 4Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

There were no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2024 Annual Report. There were no material changes to those risk factors during the three months ended June 30, 2025.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

Our Board of Directors has authorized a Share Repurchase Program to acquire up to $1.35 billion of our common stock through December 31, 2025. In July 2025, our Board of Directors authorized an extension of our Share Repurchase Program through June 30, 2026. The repurchases may be affected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market and contractual limitations in our debt agreements. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares and our Board of Directors may modify, suspend or discontinue authorization of the program at any time. Shares repurchased are either retired or held as treasury stock.

Our share repurchase activity for the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	328,588	$42.59	328,588	—
June 1, 2025 - June 30, 2025	5,187,462	$45.93	5,187,462	—
Total	5,516,050	$45.73	5,516,050	$—
(a)The total value of shares that may yet be purchased under the Share Repurchase Program totaled $205 million as of June 30, 2025.

Refer to Part I, Item 1 – Financial Statements, Note 10 Stockholders' Equity for more information on a repurchase of shares during the second quarter of 2025 from one of the former Aera owners.

Item 5     Other Disclosures

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Employment Agreements

The Company has entered into an Amended and Restated Employment Agreement (the “Employment Agreements”) with each of Messrs. Bys and Preston, effective as of August 4, 2025. The revised employment agreements will replace and supersede the prior employment agreements entered into by Messrs. Bys and Preston in 2021 (the “2021 Employment Agreements”). In addition to memorializing the applicable 2025 compensation arrangements previously approved by the Board for Messrs. Bys and Preston (described below), the revisions to the Employment Agreements reflect the alignment of the employment agreements and terms of the Company’s severance obligations with respect to Messrs. Bys and Preston with the Company’s other named executive officers.

Pursuant to his Employment Agreement, Mr. Bys will receive an annual base salary of not less than $562,000. He will also be eligible to receive: (i) an annual cash bonus with a target value equal to 100% of his annual base salary; (ii) participation in those benefit plans and programs of the Company available to similarly situated executives; and (iii) annual long-term incentive awards (expected to be comprised 60% of performance stock units and 40% of restricted stock units) under the Company’s 2021 Long Term Incentive Plan (as amended, the “LTIP”) with a target grant value of 400% of base salary as in effect on the applicable grant date.

Pursuant to his Employment Agreement, Mr. Preston will receive an annual base salary of not less than $675,000. He will also be eligible to receive: (i) an annual cash bonus with a target value equal to 100% of his annual base salary; (ii) participation in those benefit plans and programs of the Company available to similarly situated executives; and (iii) annual long-term incentive awards (expected to be comprised 60% of performance stock units and 40% of restricted stock units) under the LTIP with a target grant value of 400% of base salary as in effect on the applicable grant date.

The revised Employment Agreements provide that upon either Messrs. Bys or Preston’s termination of employment by the Company without “Cause,” or by either individual for “Good Reason” (each quoted term as defined in the Employment Agreement), they will receive payment of any earned but unpaid annual bonus for the calendar year preceding the calendar year in which the applicable termination date occurs and, so long as they execute a release of claims in favor of the Company and its affiliates and abides by the restrictive covenants within the Employment Agreement, they shall receive severance payments, generally payable in monthly installments following the applicable termination date consisting of: (i) cash payments equal to a multiple of one and one-half (1.5) times, increased to two (2) times if such termination of employment occurs within the one (1)-year period following a qualifying Change in Control (such term as defined in our Long Term Incentive Plan) of annual base salary plus target annual bonus awards for the year in which the termination occurs; (ii) a pro-rata annual bonus for the calendar year in which the termination date occurs, based on actual performance levels earned for the applicable calendar year and payable at the time such bonuses are paid to similarly situated executives of the Company; and (iii) reimbursement for the difference between the amount they pay to effect continued coverage (including coverage for her spouse and eligible dependents) under the Company’s group health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, and the contribution amount that similarly situated executives of the Company pay for the same or similar coverage under such group health plans, during the portion, if any, of the 18-month period following the Termination Date (or 24-month period in the event of a termination during the one (1)-year period following a qualifying Change in Control) that they elect to continue coverage.

In all other material respects, the revised Employment Agreements are otherwise substantially similar to the 2021 Employment Agreements.

The foregoing description of the Employment Agreements is qualified in its entirety by reference to the full and complete text of the Employment Agreements, each of which is filed herewith as Exhibit 10.1 and 10.2, respectively and incorporated herein by reference.

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

10.1*,**	Amended and Restated Employment Agreement by and between Jay A. Bys and California Resources Corporation, dated August 4, 2025.

10.2*,**	Amended and Restated Employment Agreement by and between Michael L. Preston and California Resources Corporation, dated August 4, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibits 101).
* - Filed or furnished herewith
** - Certain portions of this exhibit (indicated by "[*****]") have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA RESOURCES CORPORATION

DATE:	August 6, 2025	/s/ Noelle M. Repetti
Noelle M. Repetti
Senior Vice President and Controller
(Principal Accounting Officer)