Form 10-Q
period 2026-06-30
California Resources Corp
filed 2026-08-10
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
OR
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
The number of shares of common stock outstanding as of June 30, 2026 was 88,819,893.

California Resources Corporation and Subsidiaries

GLOSSARY AND SELECTED ABBREVIATIONS

The following are abbreviations and definitions of certain terms used within this Form 10-Q:

•AB - Assembly Bill
•ABR - Alternate base rate.
•Aera - Aera Energy LLC.
•Aera Merger - The transactions contemplated by the definitive agreement and plan of merger entered into on February 7, 2024 to obtain all the ownership interests in Aera in an all-stock transaction. The effective date of the transaction was July 1, 2024.
•ASC - Accounting Standards Codification.
•ARO - Asset retirement obligation.
•Bbl - Barrel.
•Bbl/d - Barrels per day.
•Bcf - Billion cubic feet.
•Bcfe - Billion cubic feet of natural gas equivalent using the ratio of one barrel of oil, condensate, or NGLs converted to six thousand cubic feet of natural gas.
•Berry - Berry Corporation (bry).
•Berry Merger - The transactions contemplated by the definitive agreement and plan of merger entered into on September 14, 2025 to combine with Berry in an all-stock transaction. The effective date of the transaction was December 18, 2025.
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
•WTI - West Texas Intermediate.

PART I    FINANCIAL INFORMATION

Item 1Financial Statements

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of June 30, 2026 and December 31, 2025
(in millions, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$56	$132
Trade receivables	342	333
Inventory	111	106
Receivable from affiliate	9	14
Other current assets, net	179	353
Total current assets	697	938
PROPERTY, PLANT AND EQUIPMENT	7,807	7,523
Accumulated depreciation, depletion and amortization	(1,884)	(1,618)
Total property, plant and equipment, net	5,923	5,905
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES	98	111
DEFERRED TAX ASSETS	100	76
OTHER NONCURRENT ASSETS	285	373
TOTAL ASSETS	$7,103	$7,403

CURRENT LIABILITIES
Accounts payable	389	452
Fair value of commodity derivative contracts	147	42
Accrued liabilities	519	556
Total current liabilities	1,055	1,050
NONCURRENT LIABILITIES
Long-term debt, net	1,281	1,283
Fair value of derivative contracts	70	17
Asset retirement obligations	923	913
Deferred tax liabilities	73	154
Other long-term liabilities	299	312
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (110,930,138 and 110,645,691 shares issued; 88,819,893 and 88,754,165 shares outstanding at June 30, 2026 and December 31, 2025)	1	1
Treasury stock (22,110,245 shares held at cost at June 30, 2026 and 21,891,526 shares held at cost at December 31, 2025)	(954)	(944)
Additional paid-in capital	2,636	2,625
Retained earnings	1,634	1,905
Accumulated other comprehensive income	85	87
Total stockholders' equity	3,402	3,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,103	$7,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
For the three and six months ended June 30, 2026 and 2025
(dollars in millions, except share and per share data; shares in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
REVENUES
Oil, natural gas and natural gas liquids sales	$1,056	$702	$1,961	$1,516
Net gain (loss) from commodity sales derivatives	205	157	(643)	163
Revenue from marketing of purchased commodities	26	56	67	120
Electricity revenue	6	58	17	80
Other revenue	4	5	14	11
Total operating revenues	1,297	978	1,416	1,890

OPERATING EXPENSES
Operating costs	347	295	712	611
General and administrative expenses	97	79	203	151
Depreciation, depletion and amortization	131	128	264	259
Taxes other than on income	66	47	133	117
Costs related to marketing of purchased commodities	15	41	38	91
Electricity generation expenses	10	5	15	15
Transportation costs	30	20	56	40
Accretion expense	27	28	54	57
Net loss (gain) from natural gas purchase derivatives	5	3	29	(3)
Measurement period adjustments, net	(2)	—	(2)	1
Other operating expenses, net	60	65	114	98
Total operating expenses	786	711	1,616	1,437
OPERATING INCOME (LOSS)	511	267	(200)	453

NON-OPERATING (EXPENSES) INCOME
Interest and debt expense, net	(28)	(25)	(57)	(52)
Loss on early extinguishment of debt	(28)	—	(49)	(1)
Equity loss from unconsolidated subsidiaries	(2)	—	(4)	(1)
Other non-operating income, net	5	—	8	5
INCOME (LOSS) BEFORE INCOME TAXES	458	242	(302)	404
Income tax benefit (provision)	56	(70)	105	(117)
NET INCOME (LOSS)	$514	$172	$(197)	$287

Net income (loss) per share
Basic	$5.79	$1.93	$(2.22)	$3.20
Diluted	$5.76	$1.92	$(2.22)	$3.18

Weighted-average common shares outstanding
Basic	88.8	89.0	88.7	89.8
Diluted	89.3	89.4	88.7	90.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
For the three and six months ended June 30, 2026 and 2025
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$514	$172	$(197)	$287
Other comprehensive income (loss)(a):
Actuarial gain associated with pension and postretirement plans, net of tax	(1)	—	(1)	(1)
Amortization of prior service cost credit included in net periodic benefit cost, net of tax	—	(1)	(1)	(2)
Comprehensive income (loss)	$513	$171	$(199)	$284
(a) Tax effects of the amortization of prior service cost credit were insignificant for the three and six months ended June 30, 2026 and 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (unaudited)
For the three and six months ended June 30, 2026 and 2025
(in millions)

	Three months ended June 30, 2026
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, March 31, 2026	$1	$(954)	$2,626	$1,159	$86	$2,918
Net income	—	—	—	514	—	514
Share-based compensation	—	—	10	(2)	—	8
Cash dividend	—	—	—	(36)	—	(36)
Shares cancelled for taxes	—	—	(1)	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	(1)	(1)
Other	—	—	1	(1)	—	—
Balance, June 30, 2026	$1	$(954)	$2,636	$1,634	$85	$3,402

	Three months ended June 30, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, March 31, 2025	$1	$(897)	$2,580	$1,759	$73	$3,516
Net income	—	—	—	172	—	172
Share-based compensation	—	—	8	—	—	8
Repurchases of common stock	—	(25)	(228)	—	—	(253)
Cash dividend	—	—	—	(35)	—	(35)
Other comprehensive loss, net of tax	—	—	—	—	(1)	(1)
Other	—	—	(1)	1	—	—
Balance, June 30, 2025	$1	$(922)	$2,359	$1,897	$72	$3,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six months ended June 30, 2026
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2025	$1	$(944)	$2,625	$1,905	$87	$3,674
Net loss	—	—	—	(197)	—	(197)
Share-based compensation	—	—	22	(2)	—	20
Repurchases of common stock	—	(10)	—	—	—	(10)
Cash dividend	—	—	—	(72)	—	(72)
Shares cancelled for taxes	—	—	(13)	—	—	(13)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)
Other	—	—	2	—	—	2
Balance, June 30, 2026	$1	$(954)	$2,636	$1,634	$85	$3,402

	Six months ended June 30, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2024	$1	$(796)	$2,578	$1,680	$75	$3,538
Net income	—	—	—	287	—	287
Share-based compensation	—	—	14	—	—	14
Repurchases of common stock	—	(126)	(228)	—	—	(354)
Issuance of common stock	—	—	6	—	—	6
Cash dividend	—	—	—	(71)	—	(71)
Shares cancelled for taxes	—	—	(11)	—	—	(11)
Other comprehensive loss, net of tax	—	—	—	—	(3)	(3)
Other	—	—	—	1	—	1
Balance, June 30, 2025	$1	$(922)	$2,359	$1,897	$72	$3,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
For the three and six months ended June 30, 2026 and 2025
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$514	$172	$(197)	$287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	131	128	264	259
Deferred income tax (benefit) provision	(55)	6	(105)	41
Net (gain) loss from commodity derivatives	(200)	(154)	672	(166)
Net settlements from commodity derivatives	(190)	10	(258)	(18)
Net loss on early extinguishment of debt	28	—	49	1
Other non-cash charges to income, net	72	59	122	69
Net changes in operating assets and liabilities	(37)	(56)	(185)	(122)
Net cash provided by operating activities	263	165	362	351

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(149)	(56)	(280)	(111)
Changes in accrued capital investments	(2)	6	(12)	(15)
Proceeds from asset divestitures	—	1	—	1
Acquisitions	—	—	(2)	—
Distribution from unconsolidated subsidiary	—	—	10	—
Other, net	(2)	(2)	(5)	(5)
Net cash used in investing activities	(153)	(51)	(289)	(130)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	500	—	745	—
Repayments of Revolving Credit Facility	(525)	—	(745)	—
Proceeds from 2034 Senior Notes, net	—	—	347	—
Proceeds from 2035 Senior Notes, net	543	—	543	—
Redemption of 2026 Senior Notes	—	—	—	(123)
Redemption of 2029 Senior Notes	(573)	—	(940)	—
Repurchases of common stock	—	(217)	(10)	(318)
Common stock dividends	(36)	(35)	(72)	(70)
Dividend equivalents on equity-settled awards	—	—	(2)	(1)
Issuance of common stock	—	(4)	—	2
Shares cancelled for taxes	(1)	—	(13)	(11)
Debt issuance costs	(2)	—	(2)	—
Net cash used in financing activities	(94)	(256)	(149)	(521)
Increase (decrease) in cash and cash equivalents	16	(142)	(76)	(300)
Cash and cash equivalents—beginning of period	40	214	132	372
Cash and cash equivalents—end of period	$56	$72	$56	$72
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
June 30, 2026

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

On December 18, 2025, pursuant to the Agreement and Plan of Merger, dated as of September 14, 2025 (the Berry Merger Agreement), we obtained all of the ownership interests in Berry Corporation (bry) (Berry) in an all-stock transaction (Berry Merger). Our consolidated results of operations for the three and six months ended June 30, 2026 include the full-period results of Berry, while the comparable prior-year periods do not include any results of Berry. Accordingly, the Berry Merger significantly impacts the comparability of our financial results for the three and six months ended June 30, 2026 as compared to the same periods in 2025. See Note 2 Business Combination, for additional information.

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

The carrying amounts of cash, cash equivalents and on-balance sheet financial instruments, other than debt approximate fair value. Refer to Note 4 Debt for the fair value of our debt.

Recently Issued but not Adopted Accounting and Disclosure Changes

In November 2024, the FASB issued new disclosure requirements to enhance disclosure of certain costs and expenses. The rules are effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. We expect that the adoption of these rules will impact our disclosures but have no impact to our results of operations, cash flows and financial condition.

In May 2026, the FASB issued new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements and related disclosures.

NOTE 2    BUSINESS COMBINATION

Crimson Acquisition

In June 2026, we entered into an agreement to acquire Crimson Midstream Holdings, LLC (Crimson) from CorEnergy Infrastructure Trust Inc. Crimson owns various onshore midstream assets in California, including the San Pablo Bay Pipeline and SoCal Pipeline System. The aggregate cash purchase price for the transaction is approximately $63 million, subject to certain adjustments. Closing of the transaction is contingent on satisfaction of customary closing conditions, including receipt of required government approvals, and is expected later this year.

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

At the date of this filing, our assessment of the fair values of assets acquired and liabilities assumed remains preliminary. The valuation of certain property, plant and equipment (PP&E) as well as the preparation of tax returns that will provide the underlying tax basis of the assets acquired and liabilities assumed has not been completed. We expect the PP&E valuation will be completed and the tax returns will be filed in the third quarter of 2026.

During the six months ended June 30, 2026, we recognized measurement period adjustments that increased asset retirement obligations by $15 million, increased accounts payable by $4 million, decreased inventories by $3 million, and increased property, plant and equipment, net by $20 million. We recognized $2 million of measurement period adjustments in total operating expenses on our condensed consolidated statement of operations for the three and six months ended June 30, 2026. These adjustments related to additional accretion expense and depreciation, depletion and amortization expense resulting from changes to the purchase price allocation.

We expect to complete the purchase price allocation during the 12-month period subsequent to the Berry Merger closing date and adjustments may be made to the provisional amounts recorded as of June 30, 2026.

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

The following table presents the preliminary purchase price allocation to the identifiable assets acquired and the liabilities assumed based on their estimated fair values as of the closing date of the Berry Merger:

	Preliminary Purchase Price as of December 31, 2025	Adjustments	Preliminary Purchase Price as of June 30, 2026
	(in millions)	(in millions)	(in millions)
Assets Acquired
Cash	$12	$—	$12
Accounts receivable	87	2	89
Inventories	6	(3)	3
Other current assets	29	(2)	27
Property, plant and equipment	659	20	679
Fair value of derivative contracts	109	—	109
Deferred tax asset	121	—	121
Other noncurrent assets	4	—	4
Total Assets Acquired	1,027	17	1,044

Liabilities Assumed
Accounts payable	$(62)	$(4)	$(66)
Accrued liabilities	(50)	2	(48)
Asset retirement obligations	(151)	(15)	(166)
Fair value of derivative contracts	(21)	—	(21)
Other long-term liabilities	(34)	—	(34)
Total Liabilities Assumed	(318)	(17)	(335)
Net Assets Acquired	$709	$—	$709

Supplemental Unaudited Pro Forma Financial Information

The following supplemental unaudited pro forma financial information presents the total operating revenue, net income and earnings per share for the three and six months ended June 30, 2025 as if the Berry Merger had occurred on January 1, 2025.

	Three months ended June 30,	Six months ended June 30,
	2025	2025
	(in millions, except per share amounts)
Total operating revenue	$1,178	$2,264
Net income	$220	$237

EPS
Basic	$2.32	$2.48
Diluted	$2.31	$2.47

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Berry Merger been completed on January 1, 2025, nor is it necessarily indicative of future operating results of the combined entity. The pro forma financial information for the three and six months ended June 30, 2025 is a result of combining our three and six months statements of operations with Berry's pre-merger results for the three and six months ended June 30, 2025 and the pro forma adjustments include estimates and assumptions based on currently available information. The pro forma results do not reflect any cost savings anticipated as a result of the Berry Merger and exclude the impact of any severance. The pro forma results include adjustments to depreciation, depletion and amortization (DD&A) based on the purchase price allocated to property, plant, and equipment and the estimated useful lives as well as adjustments to interest and accretion expense. We also included pro forma adjustments for certain compensation-related costs and transaction costs we incurred related to the Berry Merger. Management believes the estimates and assumptions are reasonable, and the relative effects of the Berry Merger are properly reflected. Future results may vary significantly from the results reflected in the pro forma information.

NOTE 3    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, our investments in unconsolidated subsidiaries were $98 million and $111 million, respectively. The following tables present changes to our investment in unconsolidated subsidiaries for the periods presented:

	Carbon TerraVault JV	Midway Sunset Cogeneration Company
	(in millions)	(in millions)
Investment, December 31, 2025	$57	$54
Net loss	(3)	(1)
Contributions (distributions)	1	(10)
Investment, June 30, 2026	$55	$43

Investment, December 31, 2024	$27	$59
Net (loss) income	(2)	1
Contributions	15	—
Adjustment to the preliminary purchase price allocation	—	(7)
Investment, June 30, 2025	$40	$53

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

Because the parties have certain put and call rights (repurchase features) with respect to the 26R reservoir if certain milestones are not met, the initial investment by Brookfield is reflected as a contingent liability included in other long-term liabilities on our condensed consolidated balance sheets. The contingent liability was $123 million at June 30, 2026 and $117 million at December 31, 2025, inclusive of interest. The amount payable to Brookfield under the put and call rights, if exercised, includes additional capital contributions made by Brookfield to develop the 26R storage reservoir, inclusive of interest. This payment would differ from the contingent liability currently recognized because the contingent liability reported in other long-term liabilities on our condensed consolidated balance sheet relates solely to the initial investment by Brookfield and does not include capital contributions made for ongoing development activities of the 26R reservoir.

The table below presents the summarized financial information related to our equity method investment in the Carbon TerraVault JV (and does not include amounts we have incurred related to development of our carbon management business, Carbon TerraVault), along with related party transactions for the periods presented.

	June 30,	December 31,
	2026	2025

	(in millions)
Receivable from affiliate(a)	$9	$14
Payable to affiliate(b)	$1	$—
Other long-term liabilities(c)	$123	$117
(a)At June 30, 2026, the amount of $9 million includes approximately $4 million related to our share of collateral for a letter of credit, the remaining $2 million of Brookfield's first and second installments of their initial investment which is available to us, $3 million related to the Master Service Agreement (MSA) and vendor reimbursements. At December 31, 2025, the amount of $14 million includes $8 million remaining of Brookfield's first and second installment of their initial investment which is available to us and $6 million related to the MSA and vendor reimbursements.
(b)Payable to affiliate is the amount owed to the Carbon TerraVault JV for sequestration services.
(c)Other long-term liabilities include the contingent liability related to the Carbon TerraVault JV put and call rights.

We completed construction of our first carbon capture project at our cryogenic gas processing facility and began first injection in May 2026. We pay an injection fee to the Carbon TerraVault JV to inject CO2 into the 26R reservoir. The Carbon TerraVault JV recognizes revenue for the injection as services are rendered under the sequestration agreement. During the three and six months ended June 30, 2026, the Carbon TerraVault JV recorded approximately $1 million of revenue. We recognize our share of the Carbon TerraVault JV income and loss under the equity method of accounting on our condensed consolidated statement of operations. We recognized a loss of $2 million and $3 million for the three and six months ended June 30, 2026, respectively, and a loss of $1 million and $2 million for the three and six months ended June 30, 2025, respectively, related to our investment in the Carbon TerraVault JV.

We performed well abandonment work at our Elk Hills field to prepare our 26R reservoir for injection of CO2. During the three and six months ended June 30, 2026, we performed abandonment work and sought reimbursement for insignificant amounts from the Carbon TerraVault JV. During the three and six months ended June 30, 2025, we performed abandonment work and sought reimbursement in the amounts of $6 million and $8 million, respectively, from the Carbon TerraVault JV. We recorded these reimbursements as a reduction to property, plant and equipment, net on our condensed consolidated balance sheets.

Midway Sunset Cogeneration Company

The Aera Merger led to our partial ownership of Midway Sunset Cogeneration Company, which is a partnership designed to own, manage, and operate a cogeneration facility in Kern County, California. We hold a 50% interest in Midway Sunset Cogeneration Company and an affiliate of Middle River Power, LLC, holds a 50% interest. We determined that Midway Sunset Cogeneration Company is a voting interest entity, where we share decision-making power with Middle River Power, LLC on all matters that most significantly impact the economic performance of Midway Sunset Cogeneration Company. Therefore, we account for our investment in Midway Sunset Cogeneration Company under the equity method of accounting. There are no significant transactions between us and Midway Sunset Cogeneration Company.

In the six months ended June 30, 2026, we received a distribution of $10 million from Midway Sunset Cogeneration Company.

NOTE 4    DEBT

As of June 30, 2026 and December 31, 2025, our long-term debt consisted of the following:

	June 30,	December 31,
	2026	2025	Interest Rate	Maturity

	(in millions)
Revolving Credit Facility	$—	$—	SOFR plus 2.25%-3.25% ABR plus 1.25%-2.25%(a)	March 16, 2029
2029 Senior Notes	—	900	8.250%
2034 Senior Notes	750	400	7.000%	January 15, 2034
2035 Senior Notes	550	—	7.250%	January 15, 2035
Principal amount	$1,300	$1,300
Unamortized debt discount and issuance costs	(21)	(19)
Unamortized premium	2	2
Long-term debt, net	$1,281	$1,283
(a)In April 2026, we entered into the ninth amendment to our Revolving Credit Facility that reduced our interest rate pricing as described below.

Revolving Credit Facility

Our Amended and Restated Credit Agreement, dated April 26, 2023 (Revolving Credit Facility), consists of a senior revolving loan facility with an aggregate commitment of $1.46 billion. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of these commitments. Our Revolving Credit Facility also includes a sub-limit of $300 million for the issuance of letters of credit. As of June 30, 2026, $181 million of letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters. As of June 30, 2026, we had $1,279 million of availability on our Revolving Credit Facility after taking into account $181 million in letters of credit outstanding.

In April 2026, we entered into the ninth amendment to our Revolving Credit Facility to, among other things, amend the pricing grid to reduce interest margin by 0.25%, remove the 0.10% Term SOFR adjustment, and make other technical amendments. Our borrowing base is redetermined semi-annually and was re-affirmed at $1.5 billion in April 2026.

2035 Senior Notes

In June 2026, we completed a private offering of $550 million in aggregate principal amount of 7.250% senior notes due 2035 (2035 Senior Notes). The 2035 Senior Notes are governed by the indenture, dated as of June 26, 2026, by and among us, the guarantors and Wilmington Trust, National Association, as trustee (2035 Senior Notes Indenture). The net proceeds of $543 million, after $7 million of debt issuance costs, together with cash on hand were used to redeem all of the remaining outstanding 2029 Senior Notes.

Security – Our 2035 Senior Notes are general unsecured obligations which are guaranteed on a senior unsecured basis by all of our existing subsidiaries that guarantee our obligations under the Revolving Credit Facility and certain other indebtedness.

Redemption – We may redeem the 2035 Senior Notes at any time prior to July 15, 2029 at a redemption price equal to 100% of the aggregate principal amount thereof plus the applicable premium as defined in the 2035 Senior Notes Indenture and accrued and unpaid interest. Prior to July 15, 2029, we may also redeem up to 40% of the aggregate principal amount of the 2035 Senior Notes with the net cash proceeds from certain equity offerings at a redemption price of 107.250% of the aggregate principal amount thereof, plus accrued and unpaid interest. On or after July 15, 2029, we may redeem the 2035 Senior Notes at the redemption prices of (i) 103.625% during the twelve-month period beginning on July 15, 2029, (ii) 101.813% during the twelve-month period beginning on July 15, 2030 and (iii) 100% on or after July 15, 2031, in each case plus accrued and unpaid interest to, but excluding, the redemption date.

Covenants – Our 2035 Senior Notes include covenants that, among other things, restrict our ability to incur additional indebtedness, incur liens, make restricted payments and investments, consummate asset sales, enter into transactions with affiliates and enter into transactions that would result in fundamental changes.

Events of Default and Change of Control – Our 2035 Senior Notes provide for certain triggering events, including upon a change of control triggering event, as defined in the 2035 Senior Notes Indenture, that would require us to repurchase all or any part of the 2035 Senior Notes at a price equal to 101% of the aggregate principal amount plus accrued and unpaid interest.

2034 Senior Notes and Follow-On Offering

On October 8, 2025, we completed a private offering of $400 million in an aggregate principal amount of 7.000% senior notes due 2034 (2034 Senior Notes). The net proceeds of $393 million, after deducting $7 million of issuance costs, were used along with available cash to repay $449 million of Berry's outstanding debt at closing of the Berry Merger. See Note 2 Business Combination for more information on the Berry Merger. The terms of the 2034 Senior Notes are governed by the Indenture, dated as of October 8, 2025, by and among us, the guarantors and Wilmington Trust, National Association, as trustee, as amended and supplemented by the First Supplemental Indenture, dated as of January 16, 2026 (2034 Senior Notes Indenture).

On March 23, 2026, we completed a follow-on offering of an additional $350 million in aggregate principal of 2034 Senior Notes. The net proceeds from this offering of $347 million, after $2 million of debt premium and $5 million of debt issuance costs, were used to redeem a portion of our 2029 Senior Notes. The 2034 Senior Notes issued on March 23, 2026 are governed under the 2034 Senior Notes Indenture.

2029 Senior Notes Redemption

In March 2026, we redeemed $350 million in principal amount of our 8.250% senior unsecured notes due 2029 (2029 Senior Notes) for $367 million, resulting in a loss on extinguishment of debt in the amount of $21 million, which includes a $17 million premium paid and $4 million write-off of unamortized debt issuance costs.

In June 2026, we redeemed the remaining outstanding $550 million in principal amount of our 2029 Senior Notes for $573 million, resulting in a loss on extinguishment of debt in the amount of $28 million, which includes a $23 million premium paid and $5 million write-off of unamortized debt issuance costs net of unamortized premium.

Following these redemptions, none of our 2029 Senior Notes remained outstanding.

Fair Value

As shown in the table below, we estimate the fair value of our fixed rate 2029 Senior Notes, 2034 Senior Notes and 2035 Senior Notes based on known prices from market transactions (using Level 1 inputs on the fair value hierarchy).

	June 30,	December 31,
	2026	2025

	(in millions)
Fixed rate debt
2029 Senior Notes	$—	$943
2034 Senior Notes	742	394
2035 Senior Notes	545	—
Fair Value of Long-Term Debt	$1,287	$1,337

Other

As of June 30, 2026, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility, 2034 Senior Notes and 2035 Senior Notes.

NOTE 5    LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

We are party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. We accrue reserves for currently outstanding lawsuits, claims and proceedings when we determine it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at June 30, 2026 and December 31, 2025 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and was challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and are challenging the order from BSEE. In March 2024, we entered into a cost sharing agreement with former lessees to share in ongoing maintenance costs during the pendency of the challenge to the BSEE order. In September 2025, the parties amended the cost sharing agreement to include well abandonment work. As of June 30, 2026, we had a liability of approximately $23 million included in accrued liabilities in our condensed consolidated balance sheet related to this abandonment work. For the three and six months ended June 30, 2026, other operating expenses, net on our condensed consolidated statement of operations includes $10 million and $20 million, respectively, for our ongoing share of maintenance costs and well abandonment work. We continue to challenge the BSEE order.

In 2023 and 2024, the California Geologic Energy Management Division (CalGEM) plugged and abandoned approximately 120 "orphaned" oil and gas wells located in Cat Canyon, Santa Barbara County, at an aggregate cost of approximately $25 million. A subsidiary of our predecessor entity sold these wells to the defunct operator prior to CRC's formation and the wells are therefore in our chain of title. CalGEM is seeking to recover these costs from us due to our prior operatorship of the wells, and we are disputing these claims. In connection with this dispute, we were required to remit approximately $25 million to CalGEM under protest pending the outcome of this matter. We have filed a complaint against CalGEM to reclaim the $25 million that we paid in June 2025.

NOTE 6    DERIVATIVES

We enter into commodity derivative contracts to help protect our cash flows, margins and capital program from the volatility of commodity prices. We primarily hedge a portion of our forecasted oil production and a portion of our purchased natural gas used in our steamflood operations. We did not have any derivative instruments designated as accounting hedges as of and for the three and six months ended June 30, 2026 and 2025. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to implement our hedging strategy.

Summary of Derivative Contracts

We held the following Brent-based contracts for our forecasted oil production as of June 30, 2026:

	Q3 2026	Q4 2026	Q1 2027	Q2 2027	2H 2027	2028
Sold Calls
Barrels per day	36,000	36,000	1,250	5,250	1,681	17,534
Weighted-average price per barrel	$83.51	$83.51	$70.47	$72.07	$69.72	$81.28

Purchased Puts
Barrels per day	36,000	36,000	1,250	5,250	1,681	17,534
Weighted-average price per barrel	$61.11	$61.11	$60.00	$61.90	$60.00	$62.74

Swaps
Barrels per day	42,869	41,703	80,811	65,014	66,404	7,285
Weighted-average price per barrel	$68.20	$67.98	$66.04	$65.54	$65.56	$66.98

At June 30, 2026, we also held the following swaps to hedge purchased natural gas used in our operations as shown in the table below.

	Q3 2026	Q4 2026	Q1 2027	Q2 2027	2H 2027	2028
SoCal Border
MMBtu per day	10,570	9,908	14,044	—	—	—
Weighted-average price per MMBtu	$4.83	$4.84	$4.77	$—	$—	$—

NWPL Rockies
MMBtu per day	91,750	91,750	94,336	94,170	91,663	32,475
Weighted-average price per MMBtu	$3.76	$4.17	$4.18	$3.78	$3.92	$3.45

In the three and six months ended June 30, 2026, we also had a limited number of derivative contracts related to our natural gas marketing activities that were intended to lock in locational price spreads. These derivative contracts were not significant to our results of operations or financial statements taken as a whole.

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

Fair Value of Derivatives

Derivative instruments not designated as hedging instruments are required to be recorded on the balance sheet at fair value. We report gains and losses on our derivative contracts related to our oil production and our marketing activities in operating revenue on our consolidated statements of operations as shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Non-cash gain (loss) from commodity sales derivatives	$370	$140	$(422)	$162
Net settlements and premiums	(165)	17	(221)	1
Net gain (loss) from commodity sales derivatives	$205	$157	$(643)	$163

We report gains and losses on our commodity derivative contracts related to purchases of natural gas in operating expenses on our condensed consolidated statements of operations as shown in the table below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Non-cash (gain) loss from natural gas purchase derivatives	$(20)	$(4)	$(8)	$(22)
Settlements	25	7	37	19
Net loss (gain) from natural gas purchase derivatives	$5	$3	$29	$(3)

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented. The following tables present the fair values of our outstanding commodity derivatives as of June 30, 2026 and December 31, 2025.

June 30, 2026
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value

	(in millions)
Other current assets, net	$11	$(9)	$2
Other noncurrent assets	42	(25)	17

Current liabilities	(156)	9	(147)
Noncurrent liabilities	(95)	25	(70)
	$(198)	$—	$(198)

December 31, 2025
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value

	(in millions)
Other current assets, net	$193	$(6)	$187
Other noncurrent assets	106	(5)	101

Current liabilities	(48)	6	(42)
Noncurrent liabilities	(22)	5	(17)
	$229	$—	$229

NOTE 7    INCOME TAXES

The following table presents the components of our income tax (benefit) provision and effective tax rate:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Income (loss) before income taxes	$458	$242	$(302)	$404

Current income tax (benefit) provision	(1)	64	—	76
Deferred income tax (benefit) provision	(55)	6	(105)	41
Income tax (benefit) provision	$(56)	$70	$(105)	$117

Our income tax (benefit) provision for interim periods is determined by applying an estimated annual effective tax rate to year to date (loss) income before income taxes with the result adjusted for discrete items, if any, in the relevant period. Our effective tax rate of 35% in the six months ended June 30, 2026, differed from the U.S. statutory rate of 21% primarily due to state taxes and income tax credits. Our effective tax rate of 29% for the six months ended June 30, 2025, differed from the U.S. statutory rate of 21% primarily due to state taxes.

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

The following tables provide segment profit or loss and reconciliations of segment profit or loss to total operating revenues and consolidated income before income taxes for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,061	$—	$1,061	$(5)	$1,056
Other revenues and income(a)	2	1	3	238	241
Segment operating revenues	$1,063	$1	$1,064	$233

Total operating revenues					$1,297
(a)Other revenues and income includes net gain from commodity derivatives, revenue from marketing of purchased commodities, electricity sales and unallocated interest and other revenue.

	Three Months Ended June 30, 2026
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Segment operating revenues	$1,063	$1	$1,064	$233	$1,297
Less:
Operating costs:
Energy operating costs	91	—	91	(4)	87
Gas processing costs	6	—	6	—	6
Non-energy operating costs	254	—	254	—	254
General and administrative expenses	18	2	20	77	97
Depreciation, depletion and amortization	124	—	124	7	131
Taxes other than on income	61	—	61	5	66
Interest expense	—	3	3	25	28
Loss from investment in unconsolidated subsidiaries	—	2	2	—	2
Net loss on natural gas purchase derivatives	—	—	—	5	5
Loss on early extinguishment of debt	—	—	—	28	28
Other non-operating income	—	—	—	(5)	(5)
Costs related to marketing of purchased commodities	—	—	—	15	15
Electricity generation expenses	—	—	—	10	10
Other segment expenses(a)	82	7	89	26	115
Segment profit or (loss)	$427	$(13)	$414	$44

Income before income taxes					$458
(a)Other segment expenses for our oil and natural gas segment includes transportation costs, accretion expense, and other operating expenses, net. Other segment expenses for our carbon management segment primarily includes operating lease costs and compensation-related expenses. Other segment expenses for Corporate/Eliminations/Other includes transportation costs from marketing activities and other operating expenses, net that are not allocated to a segment.

	Three months ended June 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$711	$—	$711	$(9)	$702
Other revenues and income(a)	3	—	3	273	276
Segment operating revenues	$714	$—	$714	$264

Total operating revenues					$978
(a)Other revenues and income includes net gain from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue and unallocated interest and other revenue.

	Three months ended June 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Segment operating revenues	$714	$—	$714	$264	$978
Less:
Operating costs:
Energy operating costs	85	—	85	(7)	78
Gas processing costs	5	—	5	—	5
Non-energy operating costs	212	—	212	—	212
General and administrative expenses	9	3	12	67	79
Depreciation, depletion and amortization	121	—	121	7	128
Taxes other than on income	41	—	41	6	47
Interest expense	—	2	2	23	25
Loss (gain) from investment in unconsolidated subsidiary	—	1	1	(1)	—
Net loss on natural gas purchase derivatives	—	—	—	3	3
Costs related to marketing of purchased commodities	—	—	—	41	41
Electricity generation expenses	—	—	—	5	5
Other segment expenses(a)	47	14	61	52	113
Segment profit or (loss)	$194	$(20)	$174	$68

Income before income taxes					$242
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

	Six months ended June 30, 2026
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,974	$—	$1,974	$(13)	$1,961
Other revenues and income(a)	9	1	10	(555)	(545)
Segment operating revenues	$1,983	$1	$1,984	$(568)

Total operating revenues					$1,416
(a)Other revenues and income for Corporate/Eliminations/Other includes net loss from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue, interest income and unallocated other revenue.

	Six months ended June 30, 2026
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Segment operating revenues	$1,983	$1	$1,984	$(568)	$1,416
Less:
Operating costs:
Energy operating costs	208	—	208	(11)	197
Gas processing costs	11	—	11	—	11
Non-energy operating costs	504	—	504	—	504
General and administrative expenses	41	5	46	157	203
Depreciation, depletion and amortization	251	—	251	13	264
Taxes other than on income	120	—	120	13	133
Interest expense	—	6	6	51	57
Loss from investment in unconsolidated subsidiaries	—	3	3	1	4
Net loss on natural gas purchase derivatives	—		—	29	29
Loss on early extinguishment of debt	—	—	—	49	49
Other non-operating income	—	—	—	(8)	(8)
Costs related to marketing of purchased commodities	—	—	—	38	38
Electricity generation expenses	—	—	—	15	15
Other segment expenses(a)	137	12	149	73	222
Segment profit or (loss)	$711	$(25)	$686	$(988)

Loss before income taxes					$(302)
(a)Other segment expenses for our oil and natural gas segment includes transportation costs, accretion expense, and other operating expenses, net. Other segment expenses for our carbon management segment primarily includes operating lease costs and compensation-related expenses. Other segment expenses for Corporate/Eliminations/Other includes transportation costs from marketing activities and other operating expenses, net that are not allocated to a segment.

	Six months ended June 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,539	$—	$1,539	$(23)	$1,516
Other revenues and income(a)	5	—	5	369	374
Segment operating revenues	$1,544	$—	$1,544	$346

Total operating revenues					$1,890
(a)Other revenues and income includes net gain from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue, interest income and unallocated other revenue.

	Six months ended June 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Segment operating revenues	$1,544	$—	$1,544	$346	$1,890
Less:
Operating costs:
Energy operating costs	196	—	196	(15)	181
Gas processing costs	9	—	9	—	9
Non-energy operating costs	421	—	421	—	421
General and administrative expenses	21	6	27	124	151
Depreciation, depletion and amortization	247	—	247	12	259
Taxes other than on income	100	—	100	17	117
Interest expense	—	5	5	47	52
Loss (gain) from investment in unconsolidated subsidiary	—	2	2	(1)	1
Net gain on natural gas purchase derivatives	—	—	—	(3)	(3)
Loss on early extinguishment of debt				1	1
Other non-operating income				(5)	(5)
Costs related to marketing of purchased commodities				91	91
Electricity generation expenses				15	15
Other segment expenses(a)	90	32	122	74	196
Segment profit or (loss)	$460	$(45)	$415	$(11)

Income before income taxes					$404
(a)Other segment expenses for our oil and natural gas segment include transportation costs, accretion expense, and other operating expenses, net. Other segment expenses for our carbon management segment primarily includes operating lease costs. Other segment expenses for Corporate/Eliminations/Other includes transportation costs from marketing activities and other operating expenses, net that are not allocated to a segment.

The following table provides capital investment by segment and a reconciliation to our consolidated capital investment for the three and six months ended June 30, 2026 and 2025. We do not provide total assets by segment because it is not used by our Chief Operating Decision Maker. See Note 3 Investment in Unconsolidated Subsidiaries and Related Party Transactions for information on our investment in the Carbon TerraVault JV, which is part of our carbon management segment.

	Oil and Natural Gas	Carbon Management	Corporate and Other	Total

	(in millions)
Three months ended June 30, 2026	$145	$3	$1	$149
Three months ended June 30, 2025	$51	$5	$—	$56

	Oil and Natural Gas	Carbon Management	Corporate and Other	Total

	(in millions)
Six months ended June 30, 2026	$261	$15	$4	$280
Six months ended June 30, 2025	$93	$7	$11	$111

NOTE 9    STOCKHOLDERS' EQUITY

Share Repurchase Program

Our Board of Directors authorized a Share Repurchase Program to acquire up to $1.78 billion of our common stock through December 31, 2027. The total value of shares that may yet be purchased under the Share Repurchase Program was $600 million as of June 30, 2026. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and our Board of Directors may modify, suspend or discontinue authorization of the program at any time.

The following table summarizes our share repurchases for the periods presented.

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share

	(number of shares)	(in millions)	($ per share)

Three months ended June 30, 2026	—	$—	$—
Three months ended June 30, 2025	5,516,050	$253	$45.73

Six months ended June 30, 2026	218,719	$10	$45.70
Six months ended June 30, 2025	7,787,969	$354	$45.23
Note: The total value of shares purchased includes accrued excise taxes, which are generally paid in the year following the share repurchase. Commissions paid on share repurchases were not significant in all periods presented.

Dividends

Our Board of Directors declared the following cash dividends for each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
2026
Three months ended March 31, 2026	$36	$0.4050
Three months ended June 30, 2026	36	$0.4050
Six months ended June 30, 2026	$72

2025
Three months ended March 31, 2025	$35	$0.3875
Three months ended June 30, 2025	35	$0.3875
Six months ended June 30, 2025	$70

In addition to dividends on our common stock shown in the table above, we paid $2 million of dividend equivalents on equity-settled stock-based compensation awards in the six months ended June 30, 2026 and $1 million of dividend equivalents in the six months ended June 30, 2025. Future cash dividends, and the establishment of record and payment dates, are subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. See Note 15 Subsequent Events for information on future cash dividends.

NOTE 10    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three and six months ended June 30, 2026 and 2025. Our restricted stock unit (RSU) and performance stock unit (PSU) awards are not considered participating securities since the dividend rights on unvested shares are forfeitable.

For basic EPS, the weighted-average number of common shares outstanding excludes shares underlying our equity-settled awards and warrants. For diluted EPS, the basic shares outstanding are adjusted by adding potential common shares, if dilutive.

The following table presents the calculation of basic and diluted EPS, for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net income (loss)	$514	$172	$(197)	$287

Denominator for Basic EPS
Weighted-average shares	88.8	89.0	88.7	89.8

Potential common shares, if dilutive:
Restricted stock units	0.5	0.3	—	0.3
Performance stock units	—	0.1	—	0.2

Denominator for Diluted EPS
Weighted-average shares	89.3	89.4	88.7	90.3

EPS
Basic	$5.79	$1.93	$(2.22)	$3.20
Diluted	$5.76	$1.92	$(2.22)	$3.18

The following table presents potentially dilutive weighted-average common shares which were excluded from the denominator for EPS in periods of losses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Shares issuable upon settlement of RSUs	—	—	1.1	—
Shares issuable upon settlement of PSUs	—	—	0.8	—
Total antidilutive shares	—	—	1.9	—

NOTE 11    PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Three months ended June 30,
	2026		2025
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

	(in millions)		(in millions)
Service cost - benefits earned during the period	$1	$—	$—	$—
Interest cost on projected benefit obligation	3	1	3	2
Expected return on plan assets	(6)	(1)	(5)	(1)
Settlement loss	—	—	1	—
Amortization of prior service cost credit	—	(1)	—	(1)
Net periodic benefit costs	$(2)	$(1)	$(1)	$—

	Six months ended June 30,		Six months ended June 30,
	2026		2025
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

	(in millions)		(in millions)
Service cost - benefits earned during the period	$1	$1	$—	$1
Interest cost on projected benefit obligation	7	2	7	3
Expected return on plan assets	(12)	(2)	(11)	(2)
Settlement loss	—	—	1	—
Amortization of net actuarial loss	—	—	—	(1)
Amortization of prior service cost credit	—	(3)	—	(2)
Net periodic benefit costs	$(4)	$(2)	$(3)	$(1)

Contributions to our pension benefit plans were insignificant during the three months and six months ended June 30, 2026 and 2025. We do not expect to need to make any contributions to our qualified pension plans to satisfy minimum funding requirements during the remainder of 2026. We expect to contribute an insignificant amount to fund our non-qualified pension benefit distributions during the remainder of 2026.

NOTE 12 SUPPLEMENTAL ACCOUNT BALANCES

Restricted cash — Cash and cash equivalents includes restricted cash of $13 million and $15 million at June 30, 2026 and December 31, 2025, respectively. Restricted cash primarily includes funds held in an escrow account established to secure oil field well and infrastructure abandonment and habitat restoration at an oil and gas field previously owned by Aera. The Aera Merger agreement provides that 50% of the amount of released funds exceeding the cumulative abandonment and habitat restoration expenditures from January 1, 2024 onward is payable to the prior owners of Aera. We do not expect this return of excess cash to be significant.

Revenues — We derive most of our revenue from sales of oil, natural gas and natural gas liquids. Our remaining revenue is primarily generated from the sale of electricity and resource adequacy contracts, and to a lesser extent from marketing activities related to storage and managing excess pipeline capacity. The following table provides disaggregated revenue for sales of produced oil, natural gas and natural gas liquids to customers:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Oil	$995	$644	$1,829	$1,380
Natural gas	14	19	43	47
Natural gas liquids	47	39	89	89
Oil, natural gas and natural gas liquids sales	$1,056	$702	$1,961	$1,516

From time-to-time, we enter into transactions with respect to third-party production, which we report as revenue from marketing of purchased commodities on our condensed consolidated statements of operations. Revenues from marketing of purchased commodities primarily results from the storage or transportation of natural gas to take advantage of differences in pricing or location, or marketing oil sales that have resulted from third-party purchases. The following table provides disaggregated revenue for sales to customers related to our marketing activities:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Oil	$4	$24	$24	$46
Natural gas	22	32	37	68
Natural gas liquids	—	—	6	6
Revenue from marketing of purchased commodities	$26	$56	$67	$120

In May 2026, we began capturing CO2 at our cryogenic gas processing facility and sequestering it at the 26R reservoir. As CO2 is captured, we accrue revenue for the 45Q credit that we earn under this process in accordance with the requirements of Section 45Q of the Internal Revenue Code of 1986, as amended. Revenue for our carbon management business was insignificant for the three and six months ended June 30, 2026.

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

	June 30,	December 31,
	2026	2025

	(in millions)
Materials and supplies	$102	$98
Finished goods	9	8
Inventory	$111	$106

Other current assets, net — Other current assets, net include the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Net amounts due from joint interest partners(a)	$58	$56
Fair value of commodity derivative contracts	2	187
Prepaid expenses	40	38
Income tax receivable	59	52
Other	20	20
Other current assets, net	$179	$353
(a)The amounts due from joint interest partners include $2 million of allowances for credit losses as of June 30, 2026 and December 31, 2025, respectively.

Other noncurrent assets — Other noncurrent assets include the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Operating lease right-of-use assets	$72	$83
Deferred financing costs - Revolving Credit Facility	17	20
Emission reduction credits	11	11
Fair value of commodity derivative contracts	17	101
Funded pension	103	97
Postretirement plan	20	19
Other	45	42
Other noncurrent assets	$285	$373

Accrued liabilities — Accrued liabilities include the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Compensation-related liabilities	$108	$159
Taxes other than on income	101	105
Asset retirement obligations - current portion	126	120
Interest	41	12
Operating lease liability	13	15
Settlements and premiums due on commodity derivative contracts	36	22
Advanced payments	16	19
Greenhouse gas liability	2	27
Signal Hill offshore platform expense accrual	23	13
Other	53	64
Accrued liabilities	$519	$556

Other long-term liabilities — Other long-term liabilities include the following:

	June 30,	December 31,
	2026	2025

	(in millions)
Compensation-related liabilities	$46	$48
Postretirement and pension benefit plans	53	57
Operating lease liability	53	61
Contingent liability(a)	123	117
Other	24	29
Other long-term liabilities	$299	$312
(a)    See Note 3 Investment in Unconsolidated Subsidiaries and Related Party Transactions for information on the contingent liability related to the Carbon TerraVault JV.

Other operating expenses, net — Other operating expenses, net include the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Carbon management expenses	$7	$14	$12	$32
Transaction and integration costs	1	3	4	8
Severance and termination costs	—	6	23	8
Offshore platforms maintenance and abandonment costs	10	2	20	2
Information technology infrastructure	4	—	6	—
Litigation and settlement related expenses(a)	—	25	—	25
Exploration expense	27	1	27	1
All other	11	14	22	22
Other operating expenses, net	$60	$65	$114	$98
(a)See Part I, Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies for more information on a $25 million payment we made to CalGEM during the three and six months ended June 30, 2025.

NOTE 13    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to our condensed consolidated statements of cash flows are presented below:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Supplemental cash flow information
Interest paid, net of amounts capitalized	$11	$36	$17	$45
Income taxes paid	$16	$39	$16	$39
Interest income	$1	$3	$2	$5

Supplemental disclosure of non-cash investing and financing activities
Contributions to the Carbon TerraVault JV	$(2)	$11	$1	$15
Issuance of shares for stock-based compensation awards	$2	$—	$23	$21
Dividend equivalents for stock-based compensation awards	$—	$1	$2	$1
Excise tax on share repurchases	$—	$2	$—	$2
Withholding tax on the Stock Repurchase	$—	$34	$—	$34

NOTE 14    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have designated certain of our subsidiaries as Unrestricted Subsidiaries under the 2034 Senior Notes Indenture and the 2035 Senior Notes Indenture. Unrestricted Subsidiaries (as defined in the 2034 Senior Notes Indenture and the 2035 Senior Notes Indenture) are subject to fewer restrictions under the indentures. We are required under the 2034 Senior Notes Indenture and the 2035 Senior Notes Indenture to present the financial condition and results of operations of CRC and its Restricted Subsidiaries (as defined in the 2034 Senior Notes Indenture and the 2035 Senior Notes Indenture) separate from the financial condition and results of operations of its Unrestricted Subsidiaries. The following condensed consolidating balance sheets as of June 30, 2026 and December 31, 2025 and the condensed consolidating statements of operations for the three and six months ended June 30, 2026 and 2025, as applicable, reflect the condensed consolidating financial information of CRC (Parent), our combined Unrestricted Subsidiaries, our combined Restricted Subsidiaries and the elimination entries necessary to arrive at the information for the Company on a consolidated basis. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities. In 2026, we adjusted the Unrestricted Subsidiaries under the 2034 Senior Notes Indenture. The Unrestricted Subsidiaries and Restricted Subsidiaries for prior periods have not been conformed to the current presentation.

Condensed Consolidating Balance Sheets
As of June 30, 2026 and December 31, 2025

	As of June 30, 2026
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total current assets	$145	$26	$526	$—	$697
Total property, plant and equipment, net	27	403	5,493	—	5,923
Investments in consolidated subsidiaries	5,127	(55)	13,854	(18,926)	—
Deferred tax asset	100	—	—	—	100
Investment in unconsolidated subsidiaries	—	55	43	—	98
Other assets	20	48	217	—	285
TOTAL ASSETS	$5,419	$477	$20,133	$(18,926)	$7,103

Total current liabilities	187	9	859	—	1,055
Long-term debt	1,281	—	—	—	1,281
Fair value of derivative contracts	—	—	70	—	70
Asset retirement obligations	—	—	923	—	923
Other long-term liabilities	105	132	62	—	299
Deferred tax liability	73	—	—	—	73
Amounts due to (from) affiliates	371	48	(419)	—	—
Total equity	3,402	288	18,638	(18,926)	3,402
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,419	$477	$20,133	$(18,926)	$7,103

	As of December 31, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total current assets	$203	$20	$715	$—	$938
Total property, plant and equipment, net	27	21	5,857	—	5,905
Investments in consolidated subsidiaries	6,579	(51)	18,099	(24,627)	—
Deferred tax asset	76	—	—	—	76
Investment in unconsolidated subsidiary	—	57	54	—	111
Other assets	22	31	320	—	373
TOTAL ASSETS	$6,907	$78	$25,045	$(24,627)	$7,403

Total current liabilities	180	6	864	—	1,050
Long-term debt	1,283	—	—	—	1,283
Fair value of derivative contracts	—	—	17	—	17
Asset retirement obligations	—	—	913	—	913
Other long-term liabilities	110	130	72	—	312
Amounts due to (from) affiliates	1,508	61	(1,569)	—	—
Deferred tax liability	154	—	—	—	154
Total equity	3,674	(120)	24,747	(24,627)	3,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,909	$77	$25,044	$(24,627)	$7,403

Condensed Consolidating Statement of Operations
For the three and six months ended June 30, 2026 and 2025

	Three months ended June 30, 2026
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$—	$10	$1,325	$(38)	$1,297
Total costs and other	94	38	689	(35)	786
Non-operating (loss) income	(53)	(3)	3	—	(53)
(LOSS) INCOME BEFORE INCOME TAXES	(147)	(31)	639	(3)	458
Income tax benefit	56	—	—	—	56
NET (LOSS) INCOME	$(91)	$(31)	$639	$(3)	$514

	Three months ended June 30, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$2	$—	$992	$(16)	$978
Total costs and other	109	16	602	(16)	711
Non-operating (loss) income	(26)	(3)	4	—	(25)
(LOSS) INCOME BEFORE INCOME TAXES	(133)	(19)	394	—	242
Income tax provision	(70)	—	—	—	(70)
NET (LOSS) INCOME	$(203)	$(19)	$394	$—	$172

	Six months ended June 30, 2026
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$3	$27	$1,463	$(77)	$1,416
Total costs and other	212	75	1,402	(73)	1,616
Non-operating (loss) income	(102)	(6)	6	—	(102)
(LOSS) INCOME BEFORE INCOME TAXES	(311)	(54)	67	(4)	(302)
Income tax benefit	105	—	—	—	105
NET (LOSS) INCOME	$(206)	$(54)	$67	$(4)	$(197)

	Six months ended June 30, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$5	$—	$1,925	$(40)	$1,890
Total costs and other	175	34	1,268	(40)	1,437
Non-operating (loss) income	(48)	(7)	6	—	(49)
(LOSS) INCOME BEFORE INCOME TAXES	(218)	(41)	663	—	404
Income tax provision	(117)	—	—	—	(117)
NET (LOSS) INCOME	$(335)	$(41)	$663	$—	$287

NOTE 15    SUBSEQUENT EVENTS

Dividend

On August 10, 2026, our Board of Directors declared a quarterly cash dividend of $0.4050 per share of common stock. The dividend is payable to shareholders of record at the close of business on September 4, 2026 and is expected to be paid on September 18, 2026.

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

Global oil prices were volatile during the first half of 2026 and continuing into the third quarter of 2026. During the second quarter of 2026, oil prices generally remained elevated due to the ongoing conflict in Iran and neighboring countries, disruptions to shipping through the Strait of Hormuz and concerns regarding the impact of supply disruptions on global energy markets. Oil prices declined sharply during the second half of June 2026 as tensions in the Middle East eased following an agreement to reopen the Strait of Hormuz. Prices were further impacted by continued tepid demand from Chinese refiners and the release of strategic petroleum reserves. In July 2026, oil prices increased as tensions in the Middle East re-escalated. We expect oil prices to remain volatile as these geopolitical circumstances continue to evolve. Refer to Results of Our Oil and Natural Gas Operations, Production, Prices and Realizations below for information on our realized prices.

The following table presents the average daily benchmark prices for oil and natural gas during the periods presented:

	Three months ended		Six months ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
Brent oil ($/Bbl)	$96.87	$77.90	$87.38	$70.84
WTI oil ($/Bbl)	$92.79	$71.93	$82.36	$67.58
NYMEX Henry Hub ($/MMBtu)	$2.90	$5.04	$3.97	$3.55

Supply Chain and Inflation

We continued to experience relatively flat pricing from our suppliers during the first six months of 2026 compared to the prior year. However, high fuel costs are adversely impacting transportation and equipment prices, and high oil prices are impacting oil-based products such as chemicals and lubricants. We expect these prices to impact our full year 2026 costs by approximately $9 million.

Marketing Arrangements

In the three months ended June 30, 2026, we were informed by a pipeline operator that it had received nominations in excess of available capacity on a segment of its pipeline and the volume of crude oil we were allowed to transport was pro-rated along with other shippers. This led to both lower realizations, higher transportation costs and the incurrence of capital expenditures related to additional storage capacity as we sought alternative routes to market. We also experienced a temporary crude oil inventory build of approximately 137,000 barrels that negatively impacted our net production sold for the period. A substantial majority of this inventory was sold in July 2026.

Furthermore, our realized prices were negatively impacted during the period due to force majeure claims made by certain counterparties that affected pricing and offtake commitments.

The negative impact of these disputes to our pre-tax income for the three months ended June 30, 2026 was approximately $25 million.

We are disputing the pipeline operator's ability to pro-rate our nominations under the applicable tariff as well as the validity of the force majeure claims. We expect to prevail in these disputes, however, the timing and outcome of such disputes are inherently uncertain. If we are not able to resolve these disputes on favorable terms or in a timely manner, we could experience an adverse effect on our realizations, our ability to market our crude oil and our financial results.

Regulatory Updates

Well Permitting

We currently hold sufficient permits to support our 2026 capital program and we continue to build our permit inventory in anticipation of our expected operations in 2027. Refer to Liquidity and Capital Resources, Capital Program for additional information on our 2026 capital program.

California Cap-and-Invest (AB 1207 and SB 840)

In May 2026, CARB adopted amendments updating the existing cap-and-invest program. The amendments include the inclusion of carbon capture and sequestration projects as activities that could qualify for reducing a reporting entity’s cap-and-invest reporting requirements. Before this credit mechanism can take effect, however, CARB must adopt additional rules under SB 905 defining a "quantification methodology" for how such reductions resulting from the projects will be measured and verified. The amendments also create a new “Manufacturing Decarbonization Incentive” under which an entity may be eligible for incentive allowances for carbon capture and sequestration projects. The amendments also revise the cap-and-invest program’s allowance budgets between 2027 and 2030. However, these changes to the allowance budgets are not expected to materially affect CRC’s compliance with the program or its operations thereunder. In July 2026, Communities for a Better Environment filed a lawsuit challenging the regulatory amendments alleging violations of the California Environmental Quality Act. We cannot predict whether or not this challenge will ultimately be successful or how CARB may revise the amendments if the challenge is successful.

Statements of Operations Analysis

Our consolidated results of operations include the results of Berry beginning on December 18, 2025, the closing date of the Berry Merger. For more information on the Berry Merger, see Part I, Item 1 – Financial Statements, Note 2 Business Combination. The Berry Merger affected the comparability of our financial results for the three and six months ended June 30, 2026 as compared to the prior-year comparative periods.

Consolidated Results of Operations

Three months ended June 30, 2026 compared to March 31, 2026

The following table presents our consolidated operating revenues for the periods indicated:

	Three months ended
	June 30, 2026	March 31, 2026

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,056	$905
Net gain (loss) from commodity sales derivatives	205	(848)
Revenue from marketing of purchased commodities	26	41
Electricity revenue	6	11
Other revenue	4	10
Total operating revenues	$1,297	$119

Oil, natural gas and natural gas liquids sales — Oil, natural gas and natural gas liquids sales, excluding the effects of cash settlements on our commodity derivative contracts, were $1,056 million for the three months ended June 30, 2026, which was an increase of $151 million compared to $905 million for the three months ended March 31, 2026.

The following table shows changes in oil, natural gas and natural gas liquids sales for the three months ended June 30, 2026 compared to the three months ended March 31, 2026:

	Oil	NGLs	Natural Gas	Total Operations

	(in millions)
Three months ended March 31, 2026	$834	$42	$29	$905
Changes in realized prices	191	4	(18)	177
Changes in production and other	(30)	1	(1)	(30)
Changes in intersegment revenues	—	—	4	4
Three months ended June 30, 2026	$995	$47	$14	$1,056
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

Net gain (loss) from commodity sales derivatives — We report gains and losses on our derivative contracts related to sales of our oil and marketing activities in operating revenues. Net gain from commodity sales derivatives was $205 million for the three months ended June 30, 2026 compared to a net loss of $848 million for the three months ended March 31, 2026. The change primarily resulted from the non-cash changes in the fair value of our outstanding commodity derivatives from the positions held at the end of each measurement period.

	Three months ended
	June 30, 2026	March 31, 2026
	(in millions)
Non-cash gain (loss) from commodity sales derivatives	$370	$(792)
Net settlements and premiums	(165)	(56)
Net gain (loss) from commodity sales derivatives	$205	$(848)

Revenue from marketing of purchased commodities — Revenue from marketing of purchased commodities was $26 million for the three months ended June 30, 2026 compared to $41 million for the three months ended March 31, 2026. The decrease was mainly related to lower crude oil volumes purchased and used in blending in the three months ended June 30, 2026 compared to the three months ended March 31, 2026.

The following table presents our consolidated operating and non-operating expenses and income for the three months ended June 30, 2026 and March 31, 2026.

	Three months ended
	June 30, 2026	March 31, 2026

	(in millions)
Operating expenses
Operating costs	$347	$365
General and administrative expenses	97	106
Depreciation, depletion and amortization	131	133
Taxes other than on income	66	67
Costs related to marketing of purchased commodities	15	23
Electricity generation expenses	10	5
Transportation costs	30	26
Accretion expense	27	27
Net loss from natural gas purchase derivatives	5	24
Measurement period adjustments, net	(2)	—
Other operating expenses, net	60	54
Total operating expenses	786	830
Operating income (loss)	511	(711)

Non-operating income (expenses)
Interest and debt expense, net	(28)	(29)
Loss on early extinguishment of debt	(28)	(21)
Equity loss from unconsolidated subsidiaries	(2)	(2)
Other non-operating income, net	5	3
Income (loss) before income taxes	458	(760)
Income tax benefit	56	49
Net income (loss)	$514	$(711)

Operating costs — The following table presents our operating costs for the three months ended June 30, 2026 and March 31, 2026:

	Three months ended
	June 30, 2026	March 31, 2026

	(in millions)

Energy operating costs	$87	$110
Gas processing costs	6	5
Non-energy operating costs	254	250
Operating costs	$347	$365

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

Energy operating costs — Energy operating costs for the three months ended June 30, 2026 were $87 million, which was a decrease of $23 million from $110 million for the three months ended March 31, 2026. This decrease was primarily due to lower prices for natural gas purchased and used in our steamflood operations.

Non-energy operating costs — Non-energy operating costs for the three months ended June 30, 2026 were $254 million, which was an increase of $4 million from $250 million for the three months ended March 31, 2026 primarily due to additional downhole maintenance activity.

General and administrative expenses — General and administrative (G&A) expenses were $97 million for the three months ended June 30, 2026 compared to $106 million for the three months ended March 31, 2026. The decrease primarily resulted from lower compensation-related costs due to workforce reductions associated with the Berry Merger and lower cash-settled stock-based compensation expense resulting from a decline in the fair value of our incentive awards.
Changes in our stock price introduce volatility in our results of operations because we pay cash-settled incentive awards based on our stock price on the vesting date and accounting rules require that we adjust our obligation for unvested awards to the amount that would be paid using our stock price at the end of each reporting period. Consequently, any future increases in our stock price will result in additional cash-settled stock-based compensation expense. Similarly, any future decrease in our stock price will result in lower compensation expense. Equity-settled stock-based compensation awards are not similarly adjusted for changes in our stock price. General and administrative expenses for equity-settled stock-based compensation, were approximately $8 million for the three months ended June 30, 2026 and $7 million for the three months ended March 31, 2026.

Net loss (gain) on natural gas purchase derivatives — Net loss from derivatives related to our purchase of natural gas was $5 million for the three months ended June 30, 2026 compared to a net loss of $24 million for the three months ended March 31, 2026. The change primarily resulted from changes in the fair value of our outstanding commodity derivatives from the positions held, as well as the relationship between contract prices and the associated forward curves at the end of each measurement period. Gains and losses from our commodity derivative contracts are shown in the table below:

	Three months ended
	June 30, 2026	March 31, 2026
	(in millions)
Non-cash (gain) loss on natural gas purchase derivatives	$(20)	$12
Settlements	25	12
Net loss on natural gas purchase derivatives	$5	$24

Other operating expenses, net — Other operating expenses, net increased $6 million to $60 million for the three months ended June 30, 2026 compared to $54 million for the three months ended March 31, 2026. For the three months ended June 30, 2026 and March 31, 2026, other operating expenses, net includes the following:

	Three months ended
	June 30, 2026	March 31, 2026
	(in millions)
Carbon management expenses	$7	$5
Transaction and integration costs	1	3
Severance and termination costs	—	23
Offshore platforms maintenance and abandonment costs	10	10
Information technology infrastructure	4	2
Exploration expense	27	—
All other	11	11
Total other operating expenses, net	$60	$54

Income taxes – We recorded an income tax benefit of $56 million on $458 million of income before taxes for the three months ended June 30, 2026, representing an effective tax rate of 12% for the period and an annual effective tax rate of 35% for the six months ended June 30, 2026. The tax rate for the three months ended June 30, 2026 reflects a true up to the annual effective tax rate of 6% from the prior quarter as a result of an increase in the full year projected pre-tax loss and the benefit of income tax credits such as the marginal well credit made available in June 2026. The projected full year pre-tax loss is largely due to the effect of the derivative losses. The effective tax rate for the three months ended March 31, 2026 reflects nondeductible compensation and tax credits. See Part I, Item 1 – Financial Statements, Note 7 Income Taxes.

Six months ended June 30, 2026 compared to June 30, 2025

The following table presents our consolidated operating revenues for the periods indicated:

	Six months ended
	June 30, 2026	June 30, 2025

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,961	$1,516
Net (loss) gain from commodity derivatives	(643)	163
Revenue from marketing of purchased commodities	67	120
Electricity revenue	17	80
Other revenue	14	11
Total operating revenues	$1,416	$1,890

Oil, natural gas and natural gas liquids sales — Oil, natural gas and natural gas liquids sales, excluding the effects of cash settlements on our commodity derivative contracts, were $1,961 million for the six months ended June 30, 2026, which was an increase of $445 million compared to $1,516 million for the six months ended June 30, 2025.

The following table shows changes in oil, natural gas and natural gas liquids sales for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

	Oil	NGLs	Natural Gas	Total Operations

	(in millions)
Six months ended June 30, 2025	$1,380	$89	$47	$1,516
Changes in realized prices	272	(2)	(10)	260
Changes in production and other (a)	177	2	(4)	175
Changes in intersegment revenues	—	—	10	10
Six months ended June 30, 2026	$1,829	$89	$43	$1,961
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.
(a)The increase in production primarily relates to the addition of the Berry fields on December 18, 2025. See Part I, Item 1 – Financial Statements, Note 2 Business Combination for additional information.

Net (loss) gain from commodity derivatives – We report gains and losses on our derivative contracts related to sales of our produced oil and marketing activities in operating revenue. Net loss from commodity derivatives was $643 million for the six months ended June 30, 2026 compared to a net gain of $163 million for the six months ended June 30, 2025. The change primarily resulted from payments to settle commodity derivative contracts and the non-cash changes in the fair value of our outstanding commodity derivatives from the positions held at the end of each measurement period. Gains and losses from our commodity derivative contracts are shown in the table below:

	Six months ended
	June 30, 2026	June 30, 2025

	(in millions)
Non-cash (loss) gain from commodity sales derivatives	$(422)	$162
Net settlements and premiums	(221)	1
Net (loss) gain from commodity sales derivatives	$(643)	$163

Revenue from marketing of purchased commodities — Revenue from marketing of purchased commodities was $67 million for the six months ended June 30, 2026, which was a decrease of $53 million from $120 million during the six months ended June 30, 2025. The decrease was primarily the result of lower natural gas prices and volumes in 2026 compared to 2025. Additionally, we had lower crude oil volumes purchased and used for blending in the six months ended June 30, 2026 compared to 2025.

Electricity revenue — Electricity revenue decreased by $63 million to $17 million for the six months ended June 30, 2026 compared to $80 million for the six months ended June 30, 2025. This decrease was primarily a result of lower pricing from resource adequacy contracts in 2026 compared to the prior year period.

The following table presents our consolidated operating and non-operating expenses and income for the six months ended June 30, 2026 and June 30, 2025.

	Six months ended
	June 30, 2026	June 30, 2025

	(in millions)
Operating expenses
Operating costs	$712	$611
General and administrative expenses	203	151
Depreciation, depletion and amortization	264	259
Taxes other than on income	133	117
Costs related to marketing of purchased commodities	38	91
Electricity generation expenses	15	15
Transportation costs	56	40
Accretion expense	54	57
Net loss (gain) on natural gas purchase derivatives	29	(3)
Measurement period adjustments, net	(2)	1
Other operating expenses, net	114	98
Total operating expenses	1,616	1,437
Operating (loss) income	(200)	453

Non-operating (expenses) income
Interest and debt expense, net	(57)	(52)
Loss on early extinguishment of debt	(49)	(1)
Loss from investment in unconsolidated subsidiaries	(4)	(1)
Other non-operating income (expenses), net	8	5
(Loss) income before income taxes	(302)	404
Income tax benefit (provision)	105	(117)
Net (loss) income	$(197)	$287

Operating costs — The following table presents our operating costs for the six months ended June 30, 2026 and June 30, 2025.

	Six months ended
	June 30, 2026	June 30, 2025

	(in millions)
Energy operating costs	$197	$181
Gas processing costs	11	9
Non-energy operating costs	504	421
Operating costs	$712	$611

Energy operating costs — Energy operating costs for the six months ended June 30, 2026 were $197 million, which was an increase of $16 million from $181 million for the six months ended June 30, 2025. The increase is primarily related to the addition of the Berry fields for the full six months of 2026 compared to the same prior year period. Excluding Berry, energy operating costs decreased due to lower prices and volumes of natural gas purchased and used in our steamflood operations for the six months ended June 30, 2026.

Non-energy operating costs — Non-energy operating costs for the six months ended June 30, 2026 were $504 million, which was an increase of $83 million from $421 million for the six months ended June 30, 2025. The increase is primarily related to the operation of the Berry fields for the full six months of 2026 compared to a six-month period in the same prior year period. Excluding Berry, we had higher downhole maintenance activity and compensation-related expenses during the six months ended June 30, 2026 compared to the same prior year period. These increases were partially offset by a decrease in workover activity and lower surface operations maintenance activity.

General and administrative expenses — General and administrative (G&A) expenses were $203 million for the six months ended June 30, 2026 compared to $151 million for the six months ended June 30, 2025, which was an increase of $52 million. The increase was primarily due to additional compensation-related expense and other corporate expenses resulting from the Berry Merger. We also had higher legal costs in the six months ended June 30, 2026 compared to the same prior year period.

Taxes other than on income — Taxes other than on income for the six months ended June 30, 2026 were $133 million, which is an increase of $16 million from $117 million for the six months ended June 30, 2025. This increase was a result of higher greenhouse gas expense, production taxes and ad valorem taxes related to the Berry assets following the completion of the Berry Merger.

Costs related to marketing of purchased commodities — Costs related to marketing of purchased commodities were $38 million for the six months ended June 30, 2026, which was a decrease of $53 million from $91 million for the six months ended June 30, 2025. The decrease primarily related to lower natural gas prices and lower crude oil volumes purchased for blending in the six months ended June 30, 2026 compared to 2025.

Transportation costs — Transportation costs for the six months ended June 30, 2026 were $56 million which is an increase of $16 million from $40 million for the six months ended June 30, 2025. The increase in transportation costs was primarily a result of additional transportation contracts assumed in the Berry Merger.

Net loss (gain) from natural gas purchase derivatives — Net loss from derivatives related to our purchase of natural gas was $29 million for the six months ended June 30, 2026 compared to a net gain of $3 million for the six months ended June 30, 2025. The change primarily resulted from changes in the fair value of our outstanding commodity derivatives from the positions held, as well as the relationship between contract prices and the associated forward curves at the end of each measurement period. Gains and losses from our natural gas purchase derivative contracts are shown in the table below:

	Six months ended
	June 30, 2026	June 30, 2025
	(in millions)
Non-cash gain from natural gas purchase derivatives	$(8)	$(22)
Settlements	37	19
Net loss (gain) from natural gas purchase derivatives	$29	$(3)

Other operating expenses, net — Other operating expenses, net increased $16 million to $114 million for the six months ended June 30, 2026 compared to $98 million for the six months ended June 30, 2025.

For the six months ended June 30, 2026 and June 30, 2025, other operating expenses, net includes the following:

	Six months ended
	June 30, 2026	June 30, 2025

	(in millions)
Carbon management expenses	$12	$32
Transaction and integration costs	4	8
Severance and termination costs	23	8
Litigation and settlement related expenses(a)	—	25
Offshore platforms maintenance and abandonment costs	20	2
Information technology infrastructure	6	—
Exploration expense	27	1
All other	22	22
Other operating expenses, net	$114	$98
(a)See Part I, Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies for more information on a $25 million payment we made to CalGEM during the six months ended June 30, 2025.

Loss on early extinguishment of debt – Loss on early extinguishment of debt was $49 million for the six months ended June 30, 2026, which included $40 million of premiums paid and $9 million of write-offs of unamortized debt issuance costs net of unamortized premium. Loss on early extinguishment of debt was $1 million for the six months ended June 30, 2025 for the write-off of unamortized debt issuance costs.

Income taxes – The income tax benefit for the six months ended June 30, 2026 was $105 million (representing an effective tax rate of 35%), compared to a provision of $117 million (representing an effective tax rate of 29%) for the six months ended June 30, 2025. See Part I, Item 1 – Financial Statements, Note 7 Income Taxes for additional information on our income taxes.

For financial information related to our subsidiaries designated as Unrestricted Subsidiaries under the 2034 Senior Notes Indenture and 2035 Senior Notes Indenture, see Part I, Item 1 – Financial Statements, Note 14 Condensed Consolidating Financial Information.

Results of Our Oil and Natural Gas Operations

The following table includes financial results and key operating data for our oil and natural gas segment for the periods presented.

	Three months ended		Six months ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025

	(in millions, except as otherwise stated)
Production and oil and natural gas segment financial data
Net production sold (MBoe/d)	149	154	152	139
Total operating revenues	$1,063	$920	$1,983	$1,544
Segment profit	$427	$282	$711	$460

Key operating expenses per Boe
Operating costs	$25.91	$26.78	$26.35	$24.90
Operating costs, after hedges on purchased natural gas	$27.80	$27.66	$27.73	$25.65
General and administrative expenses(a)	$1.33	$1.66	$1.49	$0.84
Depreciation, depletion and amortization(b)	$9.08	$9.22	$9.15	$9.82
Taxes other than on income	$4.28	$4.32	$4.30	$3.98
(a)Includes general and administrative expenses allocated to our oil and natural gas segment.
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

	Three months ended		Six months ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025
Oil (MBbl/d)
San Joaquin Basin	93	96	94	84
Los Angeles Basin	15	17	16	17
Uinta Basin	3	3	3	—
Other Basins	9	8	9	9
Total	120	124	122	110
NGLs (MBbl/d)
San Joaquin Basin	10	10	10	10
Total	10	10	10	10
Natural gas (MMcf/d)
San Joaquin Basin	93	95	95	99
Los Angeles Basin	1	1	1	1
Sacramento Basin	10	10	10	12
Uinta Basin	9	8	9	—
Other Basins	2	3	2	2
Total	115	117	117	114

Total Net Production Sold (MBoe/d)	149	154	152	139

Total average net production sold decreased by 5 MBoe/d to 149 MBoe/d for the three months ended June 30, 2026 compared to 154 MBoe/d for the three months ended March 31, 2026. The decrease was primarily a result of an increase in our crude oil inventory and natural production decline, partially offset by increased production from drilling and workover activity. Additionally our production-sharing contracts (PSCs), which are described below, negatively impacted our net oil production by 2 MBoe/d in the three months ended June 30, 2026 compared to the three months ended March 31, 2026.

Total average net production sold increased to 152 MBoe/d for the six months ended June 30, 2026 compared to 139 MBoe/d for the six months ended June 30, 2025. The increase included 22 MBoe/d related to the addition of the Berry properties. Excluding the impact of Berry production, our production decreased as a result of an increase in our crude oil inventory and natural production decline, partially offset by increased production from drilling and workover activity. Our PSCs, which are described below, negatively impacted our net oil production by 1 MBoe/d in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. For more information on the increase in our crude oil inventory, see Marketing Arrangements above.

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

The reporting of our PSCs creates a difference between reported operating costs, which are for the full field, and reported volumes, which are only our net share, inflating the per barrel operating costs. For further information on our production-sharing contracts, see Part I, Item 1 & 2 Business and Properties, Oil and Natural Gas Segment, Production, Price and Cost History in our 2025 Annual Report.

Prices and Realizations

The following table sets forth the average realized prices and price realizations (as a percentage of average Brent, WTI and NYMEX Henry Hub, as applicable) for the commodities we sell in the periods presented:

	Three months ended
	June 30, 2026		March 31, 2026
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$96.87		$77.90

Realized price without derivative settlements	$91.55	95%	$74.53	96%
Derivative settlements	(15.12)		(5.16)
Realized price with derivative settlements	$76.43	79%	$69.37	89%

WTI	$92.79		$71.93

Realized price without derivative settlements	$91.55	99%	$74.53	104%
Realized price with derivative settlements	$76.43	82%	$69.37	96%

Natural Gas Liquids ($ per Bbl)
Realized price (% of Brent)	$49.62	51%	$44.98	58%
Realized price (% of WTI)	$49.62	53%	$44.98	63%

Natural gas
NYMEX Henry Hub ($/MMBtu)	$2.90		$5.04

Realized price ($/Mcf)	$1.84	63%	$3.56	71%

	Six months ended
	June 30, 2026		June 30, 2025
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$87.38		$70.84

Realized price without derivative settlements	$82.97	95%	$69.34	98%
Derivative settlements	(10.09)		0.05
Realized price with derivative settlements	$72.88	83%	$69.39	98%

WTI	$82.36		$67.58

Realized price without derivative settlements	$82.97	101%	$69.34	103%
Realized price with derivative settlements	$72.88	88%	$69.39	103%

Natural Gas Liquids ($ per Bbl)
Realized price (% of Brent)	$47.29	54%	$48.60	69%
Realized price (% of WTI)	$47.29	57%	$48.60	72%

Natural gas
NYMEX Henry Hub ($/MMBtu)	$3.97		$3.55

Realized price ($/Mcf)	$2.72	69%	$3.46	97%

Oil — Brent crude oil prices for the three and six months ended June 30, 2026 were volatile as a result of the conflict in the Middle East, as well as various market responses to cessations in hostilities.

NGLs — Realizations on natural gas liquids during the three months ended June 30, 2026 decreased compared to the three months ended March 31, 2026 as liquids attempted to keep pace with crude oil prices. Prices for natural gas liquids during the six months ended June 30, 2026 were slightly lower than the prior year due to year-over-year increases in U.S. natural gas production and ample product inventories. California NGLs maintained a premium to the broader North American NGL market.

Natural Gas — North American natural gas prices for the three months ended June 30, 2026 were generally lower compared to the three months ended March 31, 2026 due to reduced seasonal demand. Natural gas prices increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 driven by stronger winter demand. California natural gas prices for the three months ended June 30, 2026 were lower than the three months ended March 31, 2026 as storage inventories remained elevated and production from outside the state made its way to California. California natural gas prices for the six months ended June 30, 2026 were lower compared to the prior year as warmer-than-normal winter temperatures, out-of-state imports and elevated storage inventory levels impacted prices.

Results of Our Carbon Management Segment

Our carbon management segment, which we refer to as Carbon TerraVault, is engaged in the operation and development of CCS projects. We recently completed construction of our first carbon capture project at our cryogenic gas processing facility and achieved our first injection during the second quarter of 2026. We expect that our Carbon TerraVault business will develop other CCS projects using CO2 captured from industrial, power, agriculture and other emissions sources into subsurface reservoirs and permanently store CO2 deep underground. We may also participate in the ownership and development of projects that are the source of these CO2 emissions. We define carbon management expenses to be our direct operating costs to run our carbon management segment.

The following table includes results for our carbon management segment for the periods presented.

	Three months ended		Six months ended
	June 30,	March 31,	June 30,	June 30,
	2026	2026	2026	2025

	(in millions)		(in millions)
Segment operating revenues	$1	$—	$1	$—
Segment loss	$(13)	$(12)	$(25)	$(45)
Carbon management expenses	$7	$5	$12	$32
Segment general and administrative expenses	$2	$3	$5	$6
Loss from investment in the Carbon TerraVault JV	$2	$1	$3	$2

Carbon management expenses were slightly higher for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 as a result of additional compensation-related expense.

Carbon management expenses decreased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as a result of lower easement costs and preliminary development expenses.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, available cash and cash equivalents, proceeds from the 2034 Senior Notes and 2035 Senior Notes and available borrowing capacity under our Revolving Credit Facility. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the three and six months ended June 30, 2026 were for capital investments, payment of dividends and costs related to the redemption of our 8.250% senior unsecured notes due 2029 (2029 Senior Notes).

The following table summarizes our liquidity:

June 30, 2026
(in millions)
Available cash and cash equivalents(a)	$43
Revolving Credit Facility:
Borrowing capacity	$1,460
Outstanding letters of credit	(181)
Availability	$1,279

Liquidity	$1,322
(a)Excludes restricted cash of $13 million.

We regularly review our financial position and evaluate whether to (i) adjust our drilling program, (ii) return available cash to shareholders through dividends or share repurchases to the extent permitted under our Revolving Credit Facility, our 7.000% senior notes due 2034 (2034 Senior Notes), and our 7.250% senior notes due 2035 (2035 Senior Notes), (iii) reduce outstanding indebtedness, (iv) advance carbon management activities, or (v) maintain cash and cash equivalents on our balance sheet. We continue to monitor the current macroeconomic environment and will adjust our planned uses of cash as necessary. We believe we have sufficient sources of liquidity to meet our obligations for the next twelve months.

Revolving Credit Facility

On April 14, 2026, the borrowing base under our Revolving Credit Facility was reaffirmed at $1.5 billion and we entered into an amendment to the Revolving Credit Facility. See Part I, Item 1 – Financial Statements, Note 4 Debt for more information.

Senior Notes

In June 2026, we completed an offering of $550 million of 2035 Senior Notes, the proceeds of which were used together with cash on hand to redeem all of the remaining outstanding 2029 Senior Notes. Following this redemption, we had outstanding $750 million of 2034 Senior Notes and $550 million of 2035 Senior Notes. See Part I, Item 1 – Financial Statements, Note 4 Debt for more information on our 2029 Senior Notes, 2034 Senior Notes and 2035 Senior Notes.

Share Repurchase Program

See Part I, Item 1 – Financial Statements, Note 9 Stockholders' Equity for more information on our Share Repurchase Program.

Dividends

See Part I, Item 1 – Financial Statements, Note 9 Stockholders' Equity for more information on our dividends. See Part I, Item 1 – Financial Statements, Note 15 Subsequent Events for information on a dividend declared in August 2026.

Capital Program

Our 2026 capital program is expected to range from $520 million to $560 million. Of this amount, $500 million to $525 million is related to our oil and natural gas segment, $12 million to $20 million is for our carbon management segment and $8 million to $15 million is for corporate and other activities. The above amounts related to carbon management projects do not include amounts funded by Brookfield through the Carbon TerraVault JV, such as drilling injection and monitoring wells at our 26R reservoir.

With respect to oil and natural gas development, we expect to run an average of 5 rigs in the second half of 2026 which is an increase from an average of 4 drilling rigs in the first half of 2026.

The amounts in the table below reflect components of our capital investment for the periods indicated, excluding changes in capital investment accruals:

	2026 Full Year Estimate	Six months ended June 30, 2026
	(in millions)
Oil and natural gas segment	$500 - $525	$261
Carbon management segment	$12 - $20	15
Corporate and other	$8 - $15	4
Total Capital	$520 - $560	$280

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

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the six months ended June 30, 2026. See Part I, Item 1 – Financial Statements, Note 6 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of June 30, 2026 and Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 Debt in our 2025 Annual Report for information on the hedging requirements included in our Revolving Credit Facility.

Cash Flow Analysis

Cash flows from operating activities — For the six months ended June 30, 2026, our operating cash flow increased by $11 million to $362 million from $351 million in the same period in 2025. This increase in operating cash flow was primarily driven by changes in working capital.

Oil production during the six months ended June 30, 2026 as compared to the same period in 2025 increased 12 MBbl/d from 110 MBbl/d to 122 MBbl/d as a result of the Berry Merger. Revenue increased as a result of the increases in production from the Berry Merger and higher average realized prices after derivative settlements. Average realized prices after derivative settlements for oil increased by $3.49 per barrel to $72.88 in the six months ended June 30, 2026 from $69.39 in the same prior year period. Our derivative settlements and premiums paid for the six months ended June 30, 2026 were $258 million, which was an increase of $240 million from $18 million in the same prior year period. Further, as a result of the Berry Merger, we experienced higher operating costs, employee costs, well abandonment costs, production taxes and greenhouse gas taxes during the six months ended June 30, 2026 as compared to the same prior year period.

Cash flows used in investing activities — The following table provides a comparative summary of net cash used in investing activities:

	Six months ended June 30,
	2026	2025

	(in millions)
Capital investments	$(280)	$(111)
Changes in accrued capital investments	(12)	(15)
Proceeds from asset divestitures	—	1
Acquisitions	(2)	—
Distribution from unconsolidated subsidiary	10	—
Other, net	(5)	(5)
Net cash used in investing activities	$(289)	$(130)

Cash flows used in financing activities — The following table provides a comparative summary of net cash used in financing activities:

	Six months ended June 30,
	2026	2025

	(in millions)
Proceeds from Revolving Credit Facility	$745	$—
Repayments of Revolving Credit Facility	(745)	—
Proceeds from 2034 Senior Notes, net	347	—
Proceeds from 2035 Senior Notes, net	543	—
Repurchases of common stock(a)	(10)	(318)
Common stock dividends	(72)	(70)
Dividend equivalents on equity-settled awards	(2)	(1)
Issuance of common stock	—	2
Redemption of 2026 Senior Notes	—	(123)
Redemption of 2029 Senior Notes	(940)	—
Debt issuance costs	(2)	—
Shares cancelled for taxes	(13)	(11)
Net cash used in financing activities	$(149)	$(521)
(a)The total value of shares purchased includes excise taxes, which are generally paid in the year following the share repurchase. Commissions paid on share repurchases were not significant in all periods presented.

For the six months ended June 30, 2026, our cash flow used in financing activities was $149 million compared to $521 million in the same period in 2025. In the six months ended June 30, 2026, we completed the issuance of our 2035 Senior Notes, an add-on to our 2034 Senior Notes and redeemed all of our outstanding 2029 Senior Notes. In the six months ended June 30, 2025, we repurchased $318 million of our common stock and redeemed $123 million of our 2026 Senior Notes.

Acquisitions and Divestitures

Crimson Acquisition

In June 2026, we entered into an agreement to acquire Crimson Midstream Holdings, LLC (Crimson) from CorEnergy Infrastructure Trust Inc. Crimson owns various onshore midstream assets in California, including the San Pablo Bay Pipeline and SoCal Pipeline System. The aggregate cash purchase price for the transaction is approximately $63 million, subject to certain adjustments. We believe this transaction strengthens our long-term market access, while also providing opportunities to enhance flow and optimize utilization of the pipeline system. We also expect to generate tariff revenue from certain of these lines that are in service as common carriers. Closing of the transaction is contingent on satisfaction of customary closing conditions, including receipt of required government approvals, and is expected later this year.

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
•government policy, war and political conditions and events, including the military conflicts in Israel and Ukraine and geopolitical uncertainty in the Middle East, including the current conflict in Iran;
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

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three and six months ended June 30, 2026, there were no material changes to market risks from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2025 Annual Report.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. Increases in commodity prices generally result in higher revenues from commodity sales, while increases in natural gas prices also result in higher operating costs. These commodity price changes also impact the volume changes under our PSCs. We maintain a commodity hedging program focused on hedging crude oil sales and natural gas purchases to help protect our cash flows, margins and capital program from the volatility of commodity prices. As of June 30, 2026, we had a net liability of $198 million for our commodity derivative positions which are carried at fair value. We estimate that a $10/bbl increase in Brent oil forward prices could increase our settlement payments by $84 million in 2026, limiting our upside. We estimate that a $10/bbl decrease in Brent oil forward prices could decrease our settlement payments by $81 million in 2026, negating the downside price movements for hedged volumes.

As of June 30, 2026, we have hedges on approximately 64% of our expected oil production for the remainder of 2026 at a weighted average floor price of $64.88. As of June 30, 2026, our hedges for purchased natural gas approximate 59% of our expected fuel use in oil and natural gas operations for the remainder of 2026 at a fixed price of $4.05.

For more information on our derivative positions as of June 30, 2026, refer to Part I, Item 1 – Financial Statements, Note 6 Derivatives.

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

As of June 30, 2026, the majority of our credit exposure was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at June 30, 2026 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

Changes in interest rates may affect the amount of interest we pay on our long-term debt. We had no variable-rate debt outstanding as of June 30, 2026. Our 2034 Senior Notes bear interest at a fixed rate of 7.000% per annum. Our 2035 Senior Notes bear interest at a fixed rate of 7.250% per annum.

Item 4Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2025 Annual Report. There were no material changes to those risk factors during the three months ended June 30, 2026.

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

During the three months ended June 30, 2026, we did not repurchase any shares of our common stock under the Share Repurchase Program. The total value of shares that may yet be purchased under the Share Repurchase Program was $600 million as of June 30, 2026.

Item 5     Other Disclosures

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

4.1
2035 Notes Indenture, dated as of June 26, 2026, by and among the Company, the Guarantors and the Trustee (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2026 and incorporated herein by reference).

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

CALIFORNIA RESOURCES CORPORATION

DATE:	August 10, 2026	/s/ Michael S. Helm
Michael S. Helm
Vice President Finance and Controller
(Principal Accounting Officer)