Form 10-Q
period 2026-09-30
California Resources Corp
filed 2026-11-03
CIK 1609253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
OR
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
The number of shares of common stock outstanding as of September 30, 2026 was 88,275,781.

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
•ARO - Asset retirement obligation.
•ASC - Accounting Standards Codification.
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
•Btu - British thermal unit.
•CAISO - California Independent System Operator.
•CalGEM - California Geologic Energy Management Division.
•Carbon TerraVault JV - A joint venture between our wholly-owned subsidiary Carbon TerraVault I, LLC with Brookfield for the further development of a carbon management business in California.
•CCS - Carbon capture and storage.
•CDMA - Carbon Dioxide Management Agreement.
•CEQA - California Environmental Quality Act.
•CO2 - Carbon dioxide.
•Crimson Acquisition - The all-cash acquisition of Crimson Midstream Holdings, LLC (Crimson) from CorEnergy Infrastructure Trust Inc. The effective date of the transaction was September 1, 2026.
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
•WTI - West Texas Intermediate.

PART I    FINANCIAL INFORMATION

Item 1Financial Statements

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of September 30, 2026 and December 31, 2025
(in millions, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$48	$132
Trade receivables	420	333
Inventory	109	106
Assets held for sale	56	—
Receivable from affiliate	6	14
Other current assets, net	181	353
Total current assets	820	938
PROPERTY, PLANT AND EQUIPMENT	8,003	7,523
Accumulated depreciation, depletion and amortization	(2,028)	(1,618)
Total property, plant and equipment, net	5,975	5,905
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES	98	111
DEFERRED TAX ASSETS	134	76
OTHER NONCURRENT ASSETS	288	373
TOTAL ASSETS	$7,315	$7,403

CURRENT LIABILITIES
Accounts payable	397	452
Liabilities associated with assets held for sale	60	—
Fair value of derivative contracts	580	42
Accrued liabilities	585	556
Total current liabilities	1,622	1,050
NONCURRENT LIABILITIES
Long-term debt, net	1,281	1,283
Fair value of derivative contracts	140	17
Asset retirement obligations	888	913
Deferred tax liabilities	6	154
Other long-term liabilities	353	312
STOCKHOLDERS' EQUITY
Preferred stock (20,000,000 shares authorized at $0.01 par value) no shares outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock (200,000,000 shares authorized at $0.01 par value) (110,945,852 and 110,645,691 shares issued; 88,275,781 and 88,754,165 shares outstanding at September 30, 2026 and December 31, 2025)	1	1
Treasury stock (22,670,071 shares held at cost at September 30, 2026 and 21,891,526 shares held at cost at December 31, 2025)	(984)	(944)
Additional paid-in capital	2,645	2,625
Retained earnings	1,282	1,905
Accumulated other comprehensive income	81	87
Total stockholders' equity	3,025	3,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,315	$7,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
For the three and nine months ended September 30, 2026 and 2025
(dollars in millions, except share and per share data; shares in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
REVENUES
Oil, natural gas and natural gas liquids sales	$1,002	$715	$2,963	$2,231
Net (loss) gain from commodity sales derivatives	(675)	(23)	(1,318)	140
Revenue from marketing of purchased commodities	40	58	107	178
Electricity revenue	46	101	63	181
Other revenue	8	4	22	15
Total operating revenues	421	855	1,837	2,745

OPERATING EXPENSES
Operating costs	386	316	1,098	927
General and administrative expenses	89	87	292	238
Depreciation, depletion and amortization	137	123	401	382
Asset impairment	—	2	—	2
Taxes other than on income	81	70	214	187
Costs related to marketing of purchased commodities	25	44	63	135
Electricity generation expenses	11	11	26	26
Transportation costs	31	19	87	59
Accretion expense	26	28	80	85
Net (gain) loss from natural gas purchase derivatives	(1)	27	28	24
Measurement period adjustments, net	—	—	(2)	1
Other operating expenses, net	43	29	157	127
Total operating expenses	828	756	2,444	2,193
Loss on asset divestitures	—	(1)	—	(1)
OPERATING (LOSS) INCOME	(407)	98	(607)	551

NON-OPERATING (EXPENSES) INCOME
Interest and debt expense, net	(26)	(25)	(83)	(77)
Loss on early extinguishment of debt	—	—	(49)	(1)
Equity loss from unconsolidated subsidiaries	(1)	(2)	(5)	(3)
Other non-operating income, net	6	4	14	9
(LOSS) INCOME BEFORE INCOME TAXES	(428)	75	(730)	479
Income tax benefit (provision)	113	(11)	218	(128)
NET (LOSS) INCOME	$(315)	$64	$(512)	$351

Net (loss) income per share
Basic	$(3.55)	$0.76	$(5.77)	$4.00
Diluted	$(3.55)	$0.76	$(5.77)	$3.97

Weighted-average common shares outstanding
Basic	88.7	83.7	88.7	87.8
Diluted	88.7	84.4	88.7	88.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)
For the three and nine months ended September 30, 2026 and 2025
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(315)	$64	$(512)	$351
Other comprehensive (loss) income(a):
Recognition of net actuarial (gain) loss due to settlement	(2)	1	(2)	1
Actuarial gain associated with pension and postretirement plans, net of tax	—	—	(1)	(1)
Amortization of prior service cost credit included in net periodic benefit cost, net of tax	(2)	(1)	(3)	(3)
Comprehensive (loss) income	$(319)	$64	$(518)	$348
(a) Tax effects were insignificant for the three and nine months ended September 30, 2026 and 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (unaudited)
For the three and nine months ended September 30, 2026 and 2025
(in millions)

	Three months ended September 30, 2026
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, June 30, 2026	$1	$(954)	$2,636	$1,634	$85	$3,402
Net loss	—	—	—	(315)	—	(315)
Share-based compensation	—	—	9	—	—	9
Repurchases of common stock	—	(30)	—	—	—	(30)
Cash dividend	—	—	—	(38)	—	(38)
Other comprehensive loss, net of tax	—	—	—	—	(4)	(4)
Other	—	—	—	1	—	1
Balance, September 30, 2026	$1	$(984)	$2,645	$1,282	$81	$3,025

	Three months ended September 30, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, June 30, 2025	$1	$(922)	$2,359	$1,897	$72	$3,407
Net income	—	—	—	64	—	64
Share-based compensation	—	—	6	—	—	6
Cash dividend	—	—	—	(33)	—	(33)
Shares cancelled for taxes	—	—	(1)	—	—	(1)
Other	—	—	1	(1)	—	—
Balance, September 30, 2025	$1	$(922)	$2,365	$1,927	$72	$3,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine months ended September 30, 2026
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2025	$1	$(944)	$2,625	$1,905	$87	$3,674
Net loss	—	—	—	(512)	—	(512)
Share-based compensation	—	—	31	(2)	—	29
Repurchases of common stock	—	(40)	—	—	—	(40)
Cash dividend	—	—	—	(110)	—	(110)
Shares cancelled for taxes	—	—	(13)	—	—	(13)
Other comprehensive loss, net of tax	—	—	—	—	(6)	(6)
Other	—	—	2	1	—	3
Balance, September 30, 2026	$1	$(984)	$2,645	$1,282	$81	$3,025

	Nine months ended September 30, 2025
	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance, December 31, 2024	$1	$(796)	$2,578	$1,680	$75	$3,538
Net income	—	—	—	351	—	351
Share-based compensation	—	—	20	—	—	20
Repurchases of common stock	—	(126)	(228)	—	—	(354)
Issuance of common stock	—	—	6	—	—	6
Cash dividend	—	—	—	(104)	—	(104)
Shares cancelled for taxes	—	—	(12)	—	—	(12)
Other comprehensive loss, net of tax	—	—	—	—	(3)	(3)
Other	—	—	1	—	—	1
Balance, September 30, 2025	$1	$(922)	$2,365	$1,927	$72	$3,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
For the three and nine months ended September 30, 2026 and 2025
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(315)	$64	$(512)	$351
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	137	123	401	382
Asset impairments	—	2	—	2
Deferred income tax (benefit) provision	(113)	35	(218)	76
Net loss (gain) from commodity derivatives	674	50	1,346	(116)
Net (settlements) proceeds from commodity derivatives	(134)	6	(392)	(12)
Net loss on early extinguishment of debt	—	—	49	1
Loss on asset divestitures	—	1	—	1
Other non-cash charges to income, net	51	41	173	110
Net changes in operating assets and liabilities	5	(43)	(180)	(165)
Net cash provided by operating activities	305	279	667	630

CASH FLOW FROM INVESTING ACTIVITIES
Capital investments	(158)	(91)	(438)	(202)
Changes in accrued capital investments	(13)	5	(25)	(10)
Proceeds from asset divestitures	—	1	—	2
Purchase of a business, net of cash acquired	(68)	—	(68)	—
Asset acquisitions	(3)	—	(5)	—
Distribution from unconsolidated subsidiary	—	—	10	—
Other, net	(3)	(2)	(8)	(7)
Net cash used in investing activities	(245)	(87)	(534)	(217)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	449	150	1,194	150
Repayments of Revolving Credit Facility	(449)	(150)	(1,194)	(150)
Proceeds from 2034 Senior Notes, net	—	—	347	—
Proceeds from 2035 Senior Notes, net	—	—	543	—
Redemption of 2026 Senior Notes	—	—	—	(123)
Redemption of 2029 Senior Notes	—	—	(940)	—
Repurchases of common stock	(30)	(34)	(40)	(352)
Common stock dividends	(36)	(32)	(108)	(102)
Dividend equivalents on equity-settled awards	—	—	(2)	(1)
Issuance of common stock	—	—	—	2
Shares cancelled for taxes	—	(1)	(13)	(12)
Debt issuance costs	(2)	(1)	(4)	(1)
Net cash used in financing activities	(68)	(68)	(217)	(589)
(Decrease) increase in cash and cash equivalents	(8)	124	(84)	(176)
Cash and cash equivalents—beginning of period	56	72	132	372
Cash and cash equivalents—end of period	$48	$196	$48	$196
The accompanying notes are an integral part of these condensed consolidated financial statements.

CALIFORNIA RESOURCES CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
September 30, 2026

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

On September 1, 2026, we completed the all-cash acquisition to obtain all of the interests (Crimson Acquisition) of Crimson Midstream Holdings, LLC and its subsidiaries (Crimson). Our consolidated results of operations for the three and nine months ended September 30, 2026 include the results of Crimson from the acquisition date, while the comparable prior-year periods do not include any results of Crimson. The Crimson Acquisition did not significantly impact the comparability of our financial results for the three and nine months ended September 30, 2026. See Note 2 Business Combinations for additional information.

On December 18, 2025, pursuant to the Agreement and Plan of Merger, dated as of September 14, 2025 (the Berry Merger Agreement), we obtained all of the ownership interests in Berry Corporation (bry) (Berry) in an all-stock transaction (Berry Merger). Our consolidated results of operations for the three and nine months ended September 30, 2026 include the full-period results of Berry, while the comparable prior-year periods do not include any results of Berry. Accordingly, the Berry Merger significantly impacts the comparability of our financial results for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. See Note 2 Business Combinations for additional information.

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

Recently Issued but not Adopted Accounting and Disclosure Changes

In November 2024, the FASB issued new disclosure requirements to enhance disclosure of certain costs and expenses. The rules are effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and early adoption is permitted. We expect that the adoption of these rules will impact our disclosures but have no impact on our results of operations, cash flows and financial condition.

In May 2026, the FASB issued new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact that adopting this standard will have on our consolidated financial statements and related disclosures.

NOTE 2    BUSINESS COMBINATIONS

Crimson Acquisition

On September 1, 2026, we completed the Crimson Acquisition for a payment of $70 million, which included $7 million of preliminary purchase price adjustments. The final purchase price remains subject to certain adjustments. Crimson owns various onshore midstream assets in California, including the SoCal Pipeline System and San Pablo Bay Pipeline. We believe this transaction enhances our ability to efficiently transport California-produced crude oil to higher-value markets while increasing operational flexibility and flow assurance across our portfolio.

The following table presents the preliminary purchase price allocation to the identifiable assets acquired and the liabilities assumed based on their estimated fair values as of the closing date of the Crimson Acquisition.

Preliminary Purchase Price
(in millions)
Assets Acquired
Cash	$2
Accounts receivable	7
Inventories	2
Other current assets	5
Property, plant and equipment	67
Other noncurrent assets	8
Total Assets Acquired	91

Liabilities Assumed
Accounts payable	$4
Accrued liabilities	7
Other long-term liabilities	10
Total Liabilities Assumed	21
Net Assets Acquired	$70

For the period of September 1, 2026 through September 30, 2026, total operating revenue and loss before income taxes associated with Crimson were not material.

Transaction and integration costs incurred in connection with the Crimson Acquisition were not significant.

At the date of this filing, our assessment of the fair value of assets acquired and liabilities assumed remains preliminary. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, final appraisals of Crimson's property, plant and equipment (PP&E), evaluation of Crimson's materials and supplies inventory, measurement of leases, and valuation of certain assets and liabilities. We expect to complete the purchase price allocation during the 12-month period subsequent to the Crimson Acquisition closing date and adjustments may be made to the provisional amounts recorded as of September 30, 2026.

We recorded cash based on Crimson's bank balances as of September 1, 2026. The measurements for predominantly all of the other current and other noncurrent assets acquired and accounts payable, accrued liabilities and other long-term liabilities assumed are based on contracts in place at Crimson on the acquisition date. The fair value of certain acquired PP&E, primarily consisting of pipelines, gathering lines, and pipeline rights-of-way, is still under review for measurement based on final appraisals.

The pro forma results are not included as the impact was not material to our financial statements.

Berry Merger

On September 14, 2025, we entered into an agreement to combine with Berry in the Berry Merger. Berry was an independent upstream energy company that explored for and produced oil and natural gas in California, primarily in the San Joaquin basin, and in the Uinta basin in Utah. Berry also provided well servicing and abandonment services, which are included in our oil and natural gas segment. The Berry Merger added high quality, oil-weighted, mostly conventional proved developed reserves and sustainable cash flows to our operations.

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

At the date of this filing, our assessment of the fair values of assets acquired and liabilities assumed remains preliminary. The valuation of certain PP&E has not been completed. We expect the PP&E valuation will be completed and the tax returns will be filed in the fourth quarter of 2026.

During the nine months ended September 30, 2026, we recognized measurement period adjustments that increased PP&E by $34 million, increased asset retirement obligations by $15 million, decreased deferred tax assets by $14 million, increased accounts payable by $4 million and decreased inventories by $3 million. We recognized an insignificant amount of measurement period adjustments in total operating expenses on our condensed consolidated statement of operations for the three months ended September 30, 2026 and $2 million of measurement period adjustments in total operating expenses on our condensed consolidated statement of operations for the nine months ended September 30, 2026. These adjustments reflected changes to accretion expense and depreciation, depletion and amortization expense resulting from changes to the purchase price allocation.

We expect to complete the purchase price allocation during the 12-month period subsequent to the Berry Merger closing date and adjustments may be made to the provisional amounts recorded as of September 30, 2026.

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

The following table presents the preliminary purchase price allocation to the identifiable assets acquired and the liabilities assumed based on their estimated fair values as of the closing date of the Berry Merger:

	Preliminary Purchase Price as of December 31, 2025	Adjustments	Preliminary Purchase Price as of September 30, 2026
	(in millions)	(in millions)	(in millions)
Assets Acquired
Cash	$12	$—	$12
Accounts receivable	87	2	89
Inventories	6	(3)	3
Other current assets	29	(2)	27
Property, plant and equipment	659	34	693
Fair value of derivative contracts	109	—	109
Deferred tax asset	121	(14)	107
Other noncurrent assets	4	—	4
Total Assets Acquired	1,027	17	1,044

Liabilities Assumed
Accounts payable	$(62)	$(4)	$(66)
Accrued liabilities	(50)	2	(48)
Asset retirement obligations	(151)	(15)	(166)
Fair value of derivative contracts	(21)	—	(21)
Other long-term liabilities	(34)	—	(34)
Total Liabilities Assumed	(318)	(17)	(335)
Net Assets Acquired	$709	$—	$709

Supplemental Unaudited Pro Forma Financial Information

The following supplemental unaudited pro forma financial information presents the total operating revenue, net income and earnings per share for the three and nine months ended September 30, 2025 as if the Berry Merger had occurred on January 1, 2025.

	Three months ended September 30,	Nine months ended September 30,
	2025	2025
	(in millions, except per share amounts)
Total operating revenue	$996	$3,261
Net income	$55	$292

EPS
Basic	$0.62	$3.13
Diluted	$0.61	$3.10

The pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the Berry Merger been completed on January 1, 2025, nor is it necessarily indicative of future operating results of the combined entity. The pro forma financial information for the three and nine months ended September 30, 2025 is a result of combining our three and nine months statements of operations with Berry's pre-merger results for the three and nine months ended September 30, 2025 and the pro forma adjustments include estimates and assumptions based on currently available information. The pro forma results do not reflect any cost savings anticipated as a result of the Berry Merger and exclude the impact of any severance. The pro forma results include adjustments to depreciation, depletion and amortization (DD&A) based on the purchase price allocated to PP&E and the estimated useful lives as well as adjustments to interest and accretion expense. We also included pro forma adjustments for certain compensation-related costs and transaction costs we incurred related to the Berry Merger. Management believes the estimates and assumptions are reasonable, and the relative effects of the Berry Merger are properly reflected. Future results may vary significantly from the results reflected in the pro forma information.

NOTE 3    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND RELATED PARTY TRANSACTIONS

As of September 30, 2026 and December 31, 2025, our investments in unconsolidated subsidiaries were $98 million and $111 million, respectively. The following tables present changes to our investment in unconsolidated subsidiaries for the periods presented:

	Carbon TerraVault JV	Midway Sunset Cogeneration Company
	(in millions)	(in millions)
Investment, December 31, 2025	$57	$54
Net loss	(4)	(1)
Contributions (distributions)	2	(10)
Investment, September 30, 2026	$55	$43

Investment, December 31, 2024	$27	$59
Net (loss) income	(4)	1
Contributions	26	—
Adjustment to the preliminary purchase price allocation	—	(7)
Investment, September 30, 2025	$49	$53

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

Because the parties have certain put and call rights (repurchase features) with respect to the 26R reservoir if certain milestones are not met, the initial investment by Brookfield is reflected as a contingent liability included in other long-term liabilities on our condensed consolidated balance sheets. The contingent liability was $127 million at September 30, 2026 and $117 million at December 31, 2025, inclusive of interest. The amount payable to Brookfield under the put and call rights, if exercised, includes additional capital contributions made by Brookfield to develop the 26R storage reservoir, inclusive of interest. This payment would differ from the contingent liability currently recognized because the contingent liability reported in other long-term liabilities on our condensed consolidated balance sheet relates solely to the initial investment by Brookfield and does not include capital contributions made for ongoing development activities of the 26R reservoir.

The table below presents the summarized financial information related to our equity method investment in the Carbon TerraVault JV (and does not include amounts we have incurred related to development of our carbon management business, Carbon TerraVault), along with related party transactions for the periods presented.

	September 30,	December 31,
	2026	2025

	(in millions)
Receivable from affiliate(a)	$6	$14
Payable to affiliate(b)	$1	$—
Other long-term liabilities(c)	$127	$117
(a)At September 30, 2026, the amount of $6 million includes approximately $4 million related to our share of collateral for a letter of credit, the remaining $1 million of Brookfield's first and second installments of their initial investment which is available to us, and $1 million related to the Master Service Agreement (MSA) and vendor reimbursements. At December 31, 2025, the amount of $14 million includes $8 million remaining of Brookfield's first and second installments of their initial investment which is available to us and $6 million related to the MSA and vendor reimbursements.
(b)Payable to affiliate is the amount owed to the Carbon TerraVault JV for sequestration services.
(c)Other long-term liabilities include the contingent liability related to the Carbon TerraVault JV put and call rights.

We completed construction of our first carbon capture project at our cryogenic gas processing facility and began first injection in May 2026. We pay an injection fee to the Carbon TerraVault JV to inject CO2 into the 26R reservoir. The Carbon TerraVault JV recognizes revenue for the injection as services are rendered under the sequestration agreement. During the three and nine months ended September 30, 2026, the Carbon TerraVault JV recorded approximately $2 million of revenue. We recognize our share of the Carbon TerraVault JV income and loss under the equity method of accounting on our condensed consolidated statement of operations. We recognized a loss of $1 million and $4 million for the three and nine months ended September 30, 2026, respectively, and a loss of $2 million and $4 million for the three and nine months ended September 30, 2025, respectively, related to our investment in the Carbon TerraVault JV.

We performed well abandonment work at our Elk Hills field to prepare our 26R reservoir for injection of CO2. During the nine months ended September 30, 2026, we performed abandonment work and sought reimbursement for insignificant amounts from the Carbon TerraVault JV. During the three and nine months ended September 30, 2025, we performed abandonment work and sought reimbursement in the amounts of $2 million and $9 million, respectively, from the Carbon TerraVault JV. We recorded these reimbursements as a reduction to PP&E on our condensed consolidated balance sheets.

Midway Sunset Cogeneration Company

We hold a 50% interest in Midway Sunset Cogeneration Company which owns and operates a cogeneration facility in Kern County, California. We determined that Midway Sunset Cogeneration Company is a voting interest entity, where we share decision-making power with Middle River Power, LLC on all matters that most significantly impact the economic performance of Midway Sunset Cogeneration Company. Therefore, we account for our investment in Midway Sunset Cogeneration Company under the equity method of accounting. There are no significant transactions between us and Midway Sunset Cogeneration Company.

In the nine months ended September 30, 2026, we received a distribution of $10 million from Midway Sunset Cogeneration Company. In the three and nine months ended September 30, 2025, we did not receive any distributions from Midway Sunset Cogeneration Company.

NOTE 4    DEBT

As of September 30, 2026 and December 31, 2025, our long-term debt consisted of the following:

	September 30,	December 31,
	2026	2025	Interest Rate	Maturity

	(in millions)
Revolving Credit Facility	$—	$—	SOFR plus 2.25%-3.25% ABR plus 1.25%-2.25%(a)	March 16, 2029(b)
2029 Senior Notes	—	900	8.250%
2034 Senior Notes	750	400	7.000%	January 15, 2034
2035 Senior Notes	550	—	7.250%	January 15, 2035
Principal amount	$1,300	$1,300
Unamortized debt discount and issuance costs	(21)	(19)
Unamortized premium	2	2
Long-term debt, net	$1,281	$1,283
(a)In April 2026, we entered into the ninth amendment to our Revolving Credit Facility that reduced our interest rate pricing as described below.
(b)Refer to Note 16 Subsequent Events for more information on a recent extension to our Revolving Credit Facility.

Revolving Credit Facility

Our Amended and Restated Credit Agreement, dated April 26, 2023 (Revolving Credit Facility), consists of a senior revolving loan facility with an aggregate commitment of $1.46 billion. The amount we are able to borrow under our Revolving Credit Facility is limited to the amount of these commitments. Our Revolving Credit Facility also includes a sub-limit of $300 million for the issuance of letters of credit. As of September 30, 2026, $180 million of letters of credit were issued to support ordinary course marketing, insurance, regulatory and other matters. As of September 30, 2026, we had $1,280 million of availability on our Revolving Credit Facility after taking into account $180 million in letters of credit outstanding.

In April 2026, we entered into the ninth amendment to our Revolving Credit Facility to, among other things, amend the pricing grid to reduce interest margin by 0.25%, remove the 0.10% Term SOFR adjustment, and make other technical amendments. Our borrowing base is redetermined semi-annually and was re-affirmed at $1.5 billion in October 2026.

In October 2026, we entered into the tenth amendment to our Revolving Credit Facility. See Note 16 Subsequent Events for more information.

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

On March 23, 2026, we completed a follow-on offering of an additional $350 million in aggregate principal amount of 2034 Senior Notes. The net proceeds from this offering of $347 million, including $2 million of debt premium and $5 million of debt issuance costs, were used to redeem a portion of our 2029 Senior Notes. The 2034 Senior Notes issued on March 23, 2026 are governed under the 2034 Senior Notes Indenture.

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

	September 30,	December 31,
	2026	2025

	(in millions)
Fixed rate debt
2029 Senior Notes	$—	$943
2034 Senior Notes	724	394
2035 Senior Notes	532	—
Fair Value of Long-Term Debt	$1,256	$1,337

Other

As of September 30, 2026, we were in compliance with all financial and other debt covenants under our Revolving Credit Facility, 2034 Senior Notes and 2035 Senior Notes.

NOTE 5    LAWSUITS, CLAIMS, COMMITMENTS AND CONTINGENCIES

We are party to various legal and/or regulatory proceedings from time to time arising in the ordinary course of business. We accrue reserves for currently outstanding lawsuits, claims and proceedings when we determine it is probable that a liability has been incurred and the liability can be reasonably estimated. Reserve balances for these items at September 30, 2026 and December 31, 2025 were not material to our condensed consolidated balance sheets as of such dates. We also evaluate the amount of reasonably possible losses that we could incur as a result of these matters. We believe that reasonably possible losses that we could incur in excess of reserves cannot be accurately determined.

In October 2020, Signal Hill Services, Inc. defaulted on its decommissioning obligations associated with two offshore platforms. The Bureau of Safety and Environmental Enforcement (BSEE) determined that former lessees, including our former parent, Occidental Petroleum Corporation (Oxy) with a 37.5% share, are responsible for decommissioning obligations associated with these offshore platforms. Oxy sold its interest in the platforms approximately 30 years ago and it is our understanding that Oxy has not had any connection to the operations since that time and was challenging BSEE's order. Oxy notified us of the claim under the indemnification provisions of the Separation and Distribution Agreement between us and Oxy. In September 2021, we accepted the indemnification claim from Oxy and are challenging the order from BSEE. In March 2024, we entered into a cost sharing agreement with former lessees to share in ongoing maintenance costs during the pendency of the challenge to the BSEE order. In September 2025, the parties amended the cost sharing agreement to include well abandonment work. As of September 30, 2026, we had a liability of approximately $26 million included in accrued liabilities in our condensed consolidated balance sheet related to this abandonment work. For the three and nine months ended September 30, 2026, other operating expenses, net on our condensed consolidated statement of operations includes $6 million and $26 million, respectively, for our ongoing share of maintenance costs and well abandonment work. We continue to challenge the BSEE order.

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

NOTE 6    DERIVATIVES

We enter into commodity derivative contracts to help protect our cash flows, margins and capital program from the volatility of commodity prices. We primarily hedge a portion of our forecasted oil production and a portion of our purchased natural gas used in our steamflood operations. We did not have any derivative instruments designated as accounting hedges as of and for the three and nine months ended September 30, 2026 and 2025. Unless otherwise indicated, we use the term "hedge" to describe derivative instruments that are designed to implement our hedging strategy.

Summary of Derivative Contracts

We held the following Brent-based contracts for our forecasted oil production as of September 30, 2026:

	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	2028
Sold Calls
Barrels per day	36,000	1,250	5,250	500	2,862	35,434
Weighted-average price per barrel	$83.51	$70.47	$72.07	$69.30	$69.79	$84.29

Purchased Puts
Barrels per day	36,000	1,250	5,250	500	2,862	53,734
Weighted-average price per barrel	$61.11	$60.00	$61.90	$60.00	$60.00	$60.89

Swaps
Barrels per day	41,703	80,811	65,014	68,047	64,761	7,285
Weighted-average price per barrel	$67.98	$66.04	$65.54	$65.57	$65.56	$66.98

At September 30, 2026, we also held the following swaps to hedge purchased natural gas used in our operations as shown in the table below.

	Q4 2026	Q1 2027	Q2 2027	Q3 2027	Q4 2027	2028
SoCal Border
MMBtu per day	9,908	14,044	—	—	—	—
Weighted-average price per MMBtu	$4.84	$4.77	$—	$—	$—	$—

NWPL Rockies
MMBtu per day	91,750	94,336	94,170	92,000	91,326	62,725
Weighted-average price per MMBtu	$4.17	$4.18	$3.78	$3.88	$3.95	$3.59

In the three and nine months ended September 30, 2026, we also had a limited number of derivative contracts related to our natural gas marketing activities that were intended to lock in locational price spreads. These derivative contracts were not significant to our results of operations or financial statements taken as a whole.

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

Fair Value of Derivatives

Derivative instruments not designated as hedging instruments are required to be recorded on the balance sheet at fair value. We report gains and losses on our derivative contracts related to our oil production and our marketing activities in operating revenue on our condensed consolidated statements of operations as shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Non-cash (loss) gain from commodity sales derivatives	$(554)	$(32)	$(976)	$130
Net settlements and premiums	(121)	9	(342)	10
Net (loss) gain from commodity sales derivatives	$(675)	$(23)	$(1,318)	$140

We report gains and losses on our commodity derivative contracts related to purchases of natural gas in operating expenses on our condensed consolidated statements of operations as shown in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Non-cash (gain) loss from natural gas purchase derivatives	$(14)	$24	$(22)	$2
Settlements	13	3	50	22
Net (gain) loss from natural gas purchase derivatives	$(1)	$27	$28	$24

Our derivative contracts are measured at fair value using industry-standard models with various inputs, including quoted forward prices, and are classified as Level 2 in the required fair value hierarchy for the periods presented. The following tables present the fair values of our outstanding commodity derivatives as of September 30, 2026 and December 31, 2025.

September 30, 2026
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value

	(in millions)
Other current assets, net	$2	$(1)	$1
Other noncurrent assets	93	(73)	20

Current liabilities	(581)	1	(580)
Noncurrent liabilities	(213)	73	(140)
	$(699)	$—	$(699)

December 31, 2025
Classification	Gross Amounts at Fair Value	Netting	Net Fair Value

	(in millions)
Other current assets, net	$193	$(6)	$187
Other noncurrent assets	106	(5)	101

Current liabilities	(48)	6	(42)
Noncurrent liabilities	(22)	5	(17)
	$229	$—	$229

NOTE 7    INCOME TAXES

The following table presents the components of our income tax (benefit) provision and effective tax rate:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
(Loss) income before income taxes	$(428)	$75	$(730)	$479

Current income tax (benefit) provision	—	(24)	—	52
Deferred income tax (benefit) provision	(113)	35	(218)	76
Income tax (benefit) provision	$(113)	$11	$(218)	$128

Our income tax (benefit) provision for interim periods is determined by applying an estimated annual effective tax rate to year to date (loss) income before income taxes with the result adjusted for discrete items, if any, in the relevant period. Our effective tax rate of 30% in the nine months ended September 30, 2026, differed from the U.S. statutory rate of 21% primarily due to state taxes and income tax credits. Our effective tax rate of 27% for the nine months ended September 30, 2025, differed from the U.S. statutory rate of 21% primarily due to state taxes.

Management expects to realize the recorded deferred tax assets primarily through future income and reversal of taxable temporary differences. Realization of our existing deferred tax assets is not assured and depends on a number of factors including our ability to generate sufficient taxable income in future periods.

NOTE 8    ASSETS HELD FOR SALE

Uinta Basin

In September 2026, we entered into an agreement to sell our Uinta basin assets for cash consideration of approximately $90 million, subject to customary purchase price adjustments. The Uinta basin assets were acquired as part of the Berry Merger. The transaction has an effective date of July 1, 2026. Closing is expected in the fourth quarter of 2026, subject to the receipt of certain third-party consents and satisfaction of other customary closing conditions.

The sale of our Uinta basin assets met the criteria for assets held for sale as of September 30, 2026. These assets, primarily consisting of PP&E, are presented as assets held for sale on our condensed consolidated balance sheet. The associated liabilities, which predominantly consist of asset retirement obligations and payables, are presented as liabilities associated with assets held for sale on our condensed consolidated balance sheet. The Uinta basin assets and liabilities are included in our oil and natural gas segment.

NOTE 9    SEGMENT INFORMATION

We conduct our business primarily through two reportable segments: (1) oil and natural gas and (2) carbon management. We identified these segments based on the nature of their activities, the types of products sold and services to be provided. Our oil and natural gas segment explores for, develops, and produces oil and condensate, natural gas liquids and natural gas. Our carbon management segment, that we refer to as Carbon TerraVault, develops services to capture, transport and permanently store CO2 for our customers. Our oil and natural gas segment operates assets located in California and Utah. Our carbon management segment operates exclusively in California.

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

The following tables provide segment profit or loss and reconciliations of segment profit or loss to total operating revenues and consolidated income before income taxes for the three months and nine months ended September 30, 2026 and 2025.

	Three months ended September 30, 2026
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,016	$—	$1,016	$(14)	$1,002
Other revenues and income(a)	1	2	3	(584)	(581)
Segment operating revenues	$1,017	$2	$1,019	$(598)

Total operating revenues					$421
(a)Other revenues and income includes net loss from commodity derivatives, revenue from marketing of purchased commodities, electricity sales and unallocated interest and other revenue.

	Three months ended September 30, 2026
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Segment operating revenues	$1,017	$2	$1,019	$(598)	$421
Less:
Operating costs:
Energy operating costs	130	—	130	(7)	123
Gas processing costs	6	—	6	—	6
Non-energy operating costs	257	—	257	—	257
General and administrative expenses	13	—	13	76	89
Depreciation, depletion and amortization	128	2	130	7	137
Taxes other than on income	69	—	69	12	81
Interest expense	—	3	3	23	26
Loss from investment in unconsolidated subsidiaries	—	1	1	—	1
Net gain on natural gas purchase derivatives	—	—	—	(1)	(1)
Other non-operating income, net	—	—	—	(6)	(6)
Costs related to marketing of purchased commodities	—	—	—	25	25
Electricity generation expenses	—	—	—	11	11
Other segment expenses(a)	54	10	64	36	100
Segment profit or (loss)	$360	$(14)	$346	$(774)

Loss before income taxes					$(428)
(a)Other segment expenses for our oil and natural gas segment includes transportation costs, accretion expense, and other operating expenses, net. Other segment expenses for our carbon management segment primarily includes operating lease costs. Other segment expenses for Corporate/Eliminations/Other include transportation costs from marketing activities and other operating expenses, net that are not allocated to a segment.

	Three months ended September 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$726	$—	$726	$(11)	$715
Other revenues and income(a)	2	—	2	138	140
Segment operating revenues	$728	$—	$728	$127

Total operating revenues					$855
(a)Other revenues and income include net loss from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue and unallocated interest and other revenue.

	Three months ended September 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Segment operating revenues	$728	$—	$728	$127	$855
Less:
Operating costs:
Energy operating costs	97	—	97	(5)	92
Gas processing costs	6	—	6	—	6
Non-energy operating costs	218	—	218	—	218
General and administrative expenses	9	4	13	74	87
Depreciation, depletion and amortization	118	—	118	5	123
Taxes other than on income	57	—	57	13	70
Interest expense	—	3	3	22	25
Loss from investment in unconsolidated subsidiaries	—	2	2	—	2
Net loss on natural gas purchase derivatives	—	—	—	27	27
Other non-operating income, net	—	—	—	(4)	(4)
Costs related to marketing of purchased commodities	—	—	—	44	44
Electricity generation expenses	—	—	—	11	11
Other segment expenses(a)	41	12	53	26	79
Segment profit or (loss)	$182	$(21)	$161	$(86)

Income before income taxes					$75
(a)Other segment expenses for our oil and natural gas segment include transportation costs, accretion expense, and other operating expenses, net, and net loss on asset divestitures. Other segment expenses for our carbon management segment primarily includes operating lease costs. Other segment expenses for Corporate/Eliminations/Other include transportation costs from marketing activities and other operating expenses, net that are not allocated to a segment.

	Nine months ended September 30, 2026
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$2,990	$—	$2,990	$(27)	$2,963
Other revenues and income(a)	10	3	13	(1,139)	(1,126)
Segment operating revenues	$3,000	$3	$3,003	$(1,166)

Total operating revenues					$1,837
(a)Other revenues and income for Corporate/Eliminations/Other include net loss from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue, interest income and unallocated other revenue.

	Nine months ended September 30, 2026
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Segment operating revenues	$3,000	$3	$3,003	$(1,166)	$1,837
Less:
Operating costs:
Energy operating costs	338	—	338	(18)	320
Gas processing costs	17	—	17	—	17
Non-energy operating costs	761	—	761	—	761
General and administrative expenses	54	5	59	233	292
Depreciation, depletion and amortization	379	2	381	20	401
Taxes other than on income	189	—	189	25	214
Interest expense	—	9	9	74	83
Loss from investment in unconsolidated subsidiaries	—	4	4	1	5
Net loss on natural gas purchase derivatives	—	—	—	28	28
Loss on early extinguishment of debt	—	—	—	49	49
Other non-operating income, net	—	—	—	(14)	(14)
Costs related to marketing of purchased commodities	—	—	—	63	63
Electricity generation expenses	—	—	—	26	26
Other segment expenses(a)	191	22	213	109	322
Segment profit or (loss)	$1,071	$(39)	$1,032	$(1,762)

Loss before income taxes					$(730)
(a)Other segment expenses for our oil and natural gas segment include transportation costs, accretion expense, and other operating expenses, net. Other segment expenses for our carbon management segment primarily includes operating lease costs and compensation-related expenses. Other segment expenses for Corporate/Eliminations/Other include transportation costs from marketing activities and other operating expenses, net that are not allocated to a segment.

	Nine months ended September 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Oil, natural gas and natural gas liquids sales	$2,265	$—	$2,265	$(34)	$2,231
Other revenues and income(a)	7	—	7	507	514
Segment operating revenues	$2,272	$—	$2,272	$473

Total operating revenues					$2,745
(a)Other revenues and income include net gain from commodity derivatives, revenue from marketing of purchased commodities, electricity revenue, interest income and unallocated other revenue.

	Nine months ended September 30, 2025
	Oil and Natural Gas	Carbon Management	Total Reportable Segments	Corporate/Eliminations/Other	Total

	(in millions)
Segment operating revenues	$2,272	$—	$2,272	$473	$2,745
Less:
Operating costs:
Energy operating costs	293	—	293	(20)	273
Gas processing costs	15	—	15	—	15
Non-energy operating costs	639	—	639	—	639
General and administrative expenses	30	10	40	198	238
Depreciation, depletion and amortization	365	—	365	17	382
Taxes other than on income	157	—	157	30	187
Interest expense	—	8	8	69	77
Loss (gain) from investment in unconsolidated subsidiaries	—	4	4	(1)	3
Net loss on natural gas purchase derivatives	—	—	—	24	24
Loss on early extinguishment of debt	—	—	—	1	1
Other non-operating income, net	—	—	—	(9)	(9)
Costs related to marketing of purchased commodities	—	—	—	135	135
Electricity generation expenses	—	—	—	26	26
Other segment expenses(a)	131	44	175	100	275
Segment profit or (loss)	$642	$(66)	$576	$(97)

Income before income taxes					$479
(a)Other segment expenses for our oil and natural gas segment include transportation costs, accretion expense, and other operating expenses, net, and net loss on asset divestitures. Other segment expenses for our carbon management segment primarily includes operating lease costs. Other segment expenses for Corporate/Eliminations/Other include transportation costs from marketing activities and other operating expenses, net that are not allocated to a segment.

The following table provides capital investment by segment and a reconciliation to our consolidated capital investment for the three and nine months ended September 30, 2026 and 2025. We do not provide total assets by segment because it is not used by our Chief Operating Decision Maker. See Note 3 Investment in Unconsolidated Subsidiaries and Related Party Transactions for information on our investment in the Carbon TerraVault JV, which is part of our carbon management segment.

	Oil and Natural Gas	Carbon Management	Corporate and Other	Total

	(in millions)
Three months ended September 30, 2026	$155	$1	$2	$158
Three months ended September 30, 2025	$72	$15	$4	$91

	Oil and Natural Gas	Carbon Management	Corporate and Other	Total

	(in millions)
Nine months ended September 30, 2026	$416	$16	$6	$438
Nine months ended September 30, 2025	$165	$22	$15	$202

NOTE 10    STOCKHOLDERS' EQUITY

Share Repurchase Program

Our Board of Directors authorized a Share Repurchase Program to acquire up to $1.78 billion of our common stock through December 31, 2027. The total value of shares that may yet be purchased under the Share Repurchase Program was $570 million as of September 30, 2026. The repurchases may be effected from time-to-time through open market purchases, privately negotiated transactions, Rule 10b5-1 plans, accelerated stock repurchases, derivative contracts or otherwise in compliance with Rule 10b-18, subject to market conditions. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and our Board of Directors may modify, suspend or discontinue authorization of the program at any time.

The following table summarizes our share repurchases for the periods presented.

	Total Number of Shares Purchased	Total Value of Shares Purchased	Average Price Paid per Share

	(number of shares)	(in millions)	($ per share)

Three months ended September 30, 2026	559,826	$30	$53.48
Three months ended September 30, 2025(a)	—	$—	$—

Nine months ended September 30, 2026	778,545	$40	$51.30
Nine months ended September 30, 2025	7,787,969	$354	$45.23
Note: The total value of shares purchased includes accrued excise taxes, which are generally paid in the year following the share repurchase. Commissions paid on share repurchases were not significant in all periods presented.
(a)In the three months ended September 30, 2025, we remitted $34 million in U.S. federal taxes withheld from a June 2025 share repurchase.

Dividends

Our Board of Directors declared the following cash dividends for each of the periods presented.

	Total Dividend	Rate Per Share
	(in millions)	($ per share)
2026
Three months ended March 31, 2026	$36	$0.4050
Three months ended June 30, 2026	36	$0.4050
Three months ended September 30, 2026	36	$0.4050
Nine months ended September 30, 2026	$108

2025
Three months ended March 31, 2025	$35	$0.3875
Three months ended June 30, 2025	35	$0.3875
Three months ended September 30, 2025	32	$0.3875
Nine months ended September 30, 2025	$102

In addition to dividends on our common stock shown in the table above, we paid $2 million of dividend equivalents on equity-settled stock-based compensation awards in the nine months ended September 30, 2026 and $1 million of dividend equivalents in the nine months ended September 30, 2025. Future cash dividends, and the establishment of record and payment dates, are subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position. See Note 16 Subsequent Events for information on the recent amendment to our dividend policy and future cash dividends.

NOTE 11    EARNINGS PER SHARE

Basic and diluted earnings per share (EPS) were calculated using the treasury stock method for the three and nine months ended September 30, 2026 and 2025. Our restricted stock unit (RSU) and performance stock unit (PSU) awards are not considered participating securities since the dividend rights on unvested shares are forfeitable.

For basic EPS, the weighted-average number of common shares outstanding excludes shares underlying our equity-settled awards and warrants. For diluted EPS, the basic shares outstanding are adjusted by adding potential common shares, if dilutive.

The following table presents the calculation of basic and diluted EPS, for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in millions, except per-share amounts)
Numerator for Basic and Diluted EPS
Net (loss) income	$(315)	$64	$(512)	$351

Denominator for Basic EPS
Weighted-average shares	88.7	83.7	88.7	87.8

Potential common shares, if dilutive:
Restricted stock units	—	0.4	—	0.3
Performance stock units	—	0.3	—	0.3

Denominator for Diluted EPS
Weighted-average shares	88.7	84.4	88.7	88.4

EPS
Basic	$(3.55)	$0.76	$(5.77)	$4.00
Diluted	$(3.55)	$0.76	$(5.77)	$3.97

The following table presents potentially dilutive weighted-average common shares which were excluded from the denominator for EPS in periods of losses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Shares issuable upon settlement of RSUs	1.0	—	1.0	—
Shares issuable upon settlement of PSUs	0.9	—	0.9	—
Total antidilutive shares	1.9	—	1.9	—

NOTE 12    PENSION AND POSTRETIREMENT BENEFIT PLANS

The following table sets forth the components of the net periodic benefit costs for our defined benefit pension and postretirement benefit plans for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Three months ended September 30,
	2026		2025
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

	(in millions)		(in millions)
Service cost - benefits earned during the period	$—	$1	$1	$1
Interest cost on projected benefit obligation	3	1	4	1
Expected return on plan assets	(6)	(1)	(6)	(1)
Settlement gain	(3)	—	—	—
Amortization of net actuarial loss	—	(1)	—	—
Amortization of prior service cost credit	—	(1)	—	(2)
Net periodic benefit costs	$(6)	$(1)	$(1)	$(1)

	Nine months ended September 30,		Nine months ended September 30,
	2026		2025
	Pension Benefit	Postretirement Benefit	Pension Benefit	Postretirement Benefit

	(in millions)		(in millions)
Service cost - benefits earned during the period	$1	$2	$1	$2
Interest cost on projected benefit obligation	10	3	11	4
Expected return on plan assets	(18)	(3)	(17)	(3)
Settlement (gain) loss	(3)	—	1	—
Amortization of net actuarial loss	—	(1)	—	(1)
Amortization of prior service cost credit	—	(4)	—	(4)
Net periodic benefit costs	$(10)	$(3)	$(4)	$(2)

Contributions to our pension benefit plans were insignificant during the three months and nine months ended September 30, 2026 and 2025. We do not expect to need to make any contributions to our qualified pension plans to satisfy minimum funding requirements during the remainder of 2026. We expect to contribute an insignificant amount to fund our non-qualified pension benefit distributions during the remainder of 2026.

NOTE 13 SUPPLEMENTAL ACCOUNT BALANCES

Restricted cash — Cash and cash equivalents include restricted cash of $13 million and $15 million at September 30, 2026 and December 31, 2025, respectively. Restricted cash primarily includes funds held in an escrow account established to secure oil field well and infrastructure abandonment and habitat restoration at an oil and gas field previously owned by Aera. The Aera Merger agreement provides that 50% of the amount of released funds exceeding the cumulative abandonment and habitat restoration expenditures from January 1, 2024 onward is payable to the prior owners of Aera. We do not expect this return of excess cash to be significant.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Oil	$929	$653	$2,758	$2,033
Natural gas	26	26	69	73
Natural gas liquids	47	36	136	125
Oil, natural gas and natural gas liquids sales	$1,002	$715	$2,963	$2,231

From time-to-time, we enter into transactions with respect to third-party production, which we report as revenue from marketing of purchased commodities on our condensed consolidated statements of operations. Revenues from marketing of purchased commodities primarily result from the storage or transportation of natural gas to take advantage of differences in pricing or location, or marketing oil sales that have resulted from third-party purchases. The following table provides disaggregated revenue for sales to customers related to our marketing activities:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Oil	$5	$20	$29	$66
Natural gas	34	38	71	106
Natural gas liquids	1	—	7	6
Revenue from marketing of purchased commodities	$40	$58	$107	$178

In May 2026, we began capturing CO2 at our cryogenic gas processing facility and sequestering it at the 26R reservoir. As CO2 is captured, we accrue revenue for the 45Q credit that we earn under this process in accordance with the requirements of Section 45Q of the Internal Revenue Code of 1986, as amended. Revenue for our carbon management business was insignificant for the three and nine months ended September 30, 2026.

Following completion of the Crimson Acquisition in September 2026, we recognize pipeline transportation revenue as oil is transported, based on the volumes transported during the period and the applicable contractual or tariff rates. Revenue for our midstream pipeline transportation was not material for the three and nine months ended September 30, 2026.

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

	September 30,	December 31,
	2026	2025

	(in millions)
Materials and supplies	$103	$98
Finished goods	6	8
Inventory	$109	$106

Other current assets, net — Other current assets, net include the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Net amounts due from joint interest partners(a)	$56	$56
Fair value of commodity derivative contracts	1	187
Prepaid expenses	43	38
Income tax receivable	64	52
Other	17	20
Other current assets, net	$181	$353
(a)The amounts due from joint interest partners include $1 million and $2 million of allowances for credit losses as of September 30, 2026 and December 31, 2025, respectively.

Other noncurrent assets — Other noncurrent assets include the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Operating lease right-of-use assets	$71	$83
Deferred financing costs - Revolving Credit Facility	16	20
Emission reduction credits	11	11
Fair value of commodity derivative contracts	20	101
Funded pension	105	97
Postretirement plan	20	19
Other	45	42
Other noncurrent assets	$288	$373

Accrued liabilities — Accrued liabilities include the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Compensation-related liabilities	$117	$159
Taxes other than on income	111	105
Asset retirement obligations - current portion	128	120
Interest	24	12
Operating lease liability	14	15
Settlements and premiums due on commodity derivative contracts	71	22
Advanced payments	19	19
Greenhouse gas liability	15	27
Signal Hill offshore platform expense accrual	26	13
Other	60	64
Accrued liabilities	$585	$556

Other long-term liabilities — Other long-term liabilities include the following:

	September 30,	December 31,
	2026	2025

	(in millions)
Compensation-related liabilities	$45	$48
Postretirement and pension benefit plans	56	57
Operating lease liability	59	61
Contingent liability(a)	127	117
Deferred premiums due on commodity derivative contracts	42	—
Other	24	29
Other long-term liabilities	$353	$312
(a)    See Note 3 Investment in Unconsolidated Subsidiaries and Related Party Transactions for information on the contingent liability related to the Carbon TerraVault JV.

Other operating expenses, net — Other operating expenses, net include the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Carbon management expenses	$10	$10	$22	$42
Transaction and integration costs	3	6	7	10
Severance and termination costs	—	—	23	8
Offshore platforms maintenance and abandonment costs	6	5	26	7
Information technology infrastructure	5	6	11	11
Litigation and settlement related expenses(a)	—	1	—	26
Environmental remediation and restoration costs	5	—	9	3
Exploration expense	—	—	27	1
All other	14	1	32	19
Other operating expenses, net	$43	$29	$157	$127
(a)See Part I, Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies for more information on a $25 million payment we made to CalGEM during the nine months ended September 30, 2025.

NOTE 14    SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures to our condensed consolidated statements of cash flows are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in millions)		(in millions)
Supplemental cash flow information
Interest paid, net of amounts capitalized	$39	$2	$56	$47
Income taxes paid	$—	$6	$16	$45
Interest income	$—	$1	$1	$6

Supplemental disclosure of non-cash investing and financing activities
Contributions to the Carbon TerraVault JV	$1	$11	$2	$26
Issuance of shares for stock-based compensation awards	$—	$2	$23	$23
Dividend equivalents for stock-based compensation awards	$—	$1	$2	$2
Excise tax on share repurchases	$1	$—	$1	$2

NOTE 15    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We have designated certain of our subsidiaries as Unrestricted Subsidiaries under the 2034 Senior Notes Indenture and the 2035 Senior Notes Indenture. Unrestricted Subsidiaries (as defined in the 2034 Senior Notes Indenture and the 2035 Senior Notes Indenture) are subject to fewer restrictions under the indentures. We are required under the 2034 Senior Notes Indenture and the 2035 Senior Notes Indenture to present the financial condition and results of operations of CRC and its Restricted Subsidiaries (as defined in the 2034 Senior Notes Indenture and the 2035 Senior Notes Indenture) separate from the financial condition and results of operations of its Unrestricted Subsidiaries. The following condensed consolidating balance sheets as of September 30, 2026 and December 31, 2025 and the condensed consolidating statements of operations for the three and nine months ended September 30, 2026 and 2025, as applicable, reflect the condensed consolidating financial information of CRC (Parent), our combined Unrestricted Subsidiaries, our combined Restricted Subsidiaries and the elimination entries necessary to arrive at the information for the Company on a consolidated basis. The financial information may not necessarily be indicative of the financial condition and results of operations had the Unrestricted Subsidiaries operated as independent entities. In 2026, we adjusted the Unrestricted Subsidiaries under the 2034 Senior Notes Indenture. The Unrestricted Subsidiaries and Restricted Subsidiaries for prior periods have not been conformed to the current presentation.

Condensed Consolidating Balance Sheets
As of September 30, 2026 and December 31, 2025

	As of September 30, 2026
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total current assets	$125	$31	$664	$—	$820
Total property, plant and equipment, net	42	395	5,538	—	5,975
Investments in consolidated subsidiaries	4,869	(60)	2,594	(7,403)	—
Deferred tax asset	134	—	—	—	134
Investment in unconsolidated subsidiaries	—	55	43	—	98
Other assets	37	34	217	—	288
TOTAL ASSETS	$5,207	$455	$9,056	$(7,403)	$7,315

Total current liabilities	184	9	1,429	—	1,622
Long-term debt	1,281	—	—	—	1,281
Fair value of derivative contracts	—	—	140	—	140
Asset retirement obligations	—	—	888	—	888
Other long-term liabilities	104	135	114	—	353
Deferred tax liability	6	—	—	—	6
Amounts due to (from) affiliates	607	57	(664)	—	—
Total equity	3,025	254	7,149	(7,403)	3,025
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,207	$455	$9,056	$(7,403)	$7,315

	As of December 31, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total current assets	$203	$20	$715	$—	$938
Total property, plant and equipment, net	27	21	5,857	—	5,905
Investments in consolidated subsidiaries	6,579	(51)	18,099	(24,627)	—
Deferred tax asset	76	—	—	—	76
Investment in unconsolidated subsidiary	—	57	54	—	111
Other assets	22	31	320	—	373
TOTAL ASSETS	$6,907	$78	$25,045	$(24,627)	$7,403

Total current liabilities	180	6	864	—	1,050
Long-term debt	1,283	—	—	—	1,283
Fair value of derivative contracts	—	—	17	—	17
Asset retirement obligations	—	—	913	—	913
Other long-term liabilities	110	130	72	—	312
Amounts due to (from) affiliates	1,508	61	(1,569)	—	—
Deferred tax liability	154	—	—	—	154
Total equity	3,674	(120)	24,747	(24,627)	3,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,909	$77	$25,044	$(24,627)	$7,403

Condensed Consolidating Statement of Operations
For the three and nine months ended September 30, 2026 and 2025

	Three months ended September 30, 2026
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$—	$51	$413	$(43)	$421
Total costs and other	93	41	717	(23)	828
Non-operating (loss) income	(22)	(4)	5	—	(21)
(LOSS) INCOME BEFORE INCOME TAXES	(115)	6	(299)	(20)	(428)
Income tax benefit	113	—	—	—	113
NET (LOSS) INCOME	$(2)	$6	$(299)	$(20)	$(315)

	Three months ended September 30, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$1	$—	$875	$(21)	$855
Total costs and other	90	13	672	(19)	756
Loss on asset divestitures	—	—	(1)	—	(1)
Non-operating (loss) income	(22)	(4)	3	—	(23)
(LOSS) INCOME BEFORE INCOME TAXES	(111)	(17)	205	(2)	75
Income tax provision	(11)	—	—	—	(11)
NET (LOSS) INCOME	$(122)	$(17)	$205	$(2)	$64

	Nine months ended September 30, 2026
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$3	$77	$1,878	$(121)	$1,837
Total costs and other	307	127	2,126	(116)	2,444
Non-operating (loss) income	(124)	(12)	13	—	(123)
(LOSS) INCOME BEFORE INCOME TAXES	(428)	(62)	(235)	(5)	(730)
Income tax benefit	218	—	—	—	218
NET (LOSS) INCOME	$(210)	$(62)	$(235)	$(5)	$(512)

	Nine months ended September 30, 2025
	Parent	Combined Unrestricted Subsidiaries	Combined Restricted Subsidiaries	Eliminations	Consolidated

	(in millions)
Total operating revenues	$6	$—	$2,800	$(61)	$2,745
Total costs and other	265	47	1,940	(59)	2,193
Loss on asset divestitures	—	—	(1)	—	(1)
Non-operating (loss) income	(70)	(11)	9	—	(72)
(LOSS) INCOME BEFORE INCOME TAXES	(329)	(58)	868	(2)	479
Income tax provision	(128)	—	—	—	(128)
NET (LOSS) INCOME	$(457)	$(58)	$868	$(2)	$351

NOTE 16    SUBSEQUENT EVENTS

Dividend

On November 2, 2026, our Board of Directors amended our cash dividend policy to increase the anticipated total annual dividend by approximately 4% to $1.68, payable to shareholders in quarterly increments of $0.42 per share of common stock. The actual declaration of future cash dividends, and the establishment of record and payment dates, are subject to final determination by our Board of Directors each quarter after reviewing our financial performance and position.

On November 2, 2026, our Board of Directors declared a quarterly cash dividend of $0.42 per share of common stock. The dividend is payable to shareholders of record at the close of business on December 4, 2026 and is expected to be paid on December 18, 2026.

Tenth Amendment to Revolving Credit Facility

In October 2026, we entered into the tenth amendment to our Revolving Credit Facility to, among other things, extend the maturity date to March 2030, increase the elected commitments of our lenders to $1.47 billion, re-affirm our borrowing base at $1.5 billion, and implement certain other technical amendments.

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

Recent Developments

Uinta Basin Divestiture

In September 2026, we entered into an agreement to sell our Uinta basin assets for cash consideration of approximately $90 million, subject to customary purchase price adjustments (Uinta Basin Divestiture). The Uinta basin assets were acquired as part of the Berry Merger and make up our only material assets outside of California. The transaction has an effective date of July 1, 2026. Closing is expected in the fourth quarter of 2026, subject to the receipt of certain third-party consents and satisfaction of other customary closing conditions.

Crimson Acquisition

On September 1, 2026, we completed the Crimson Acquisition for a payment of $70 million, which included $7 million of preliminary purchase price adjustments. The final purchase price remains subject to certain adjustments. Crimson owns various onshore midstream assets in California, including the SoCal Pipeline System and San Pablo Bay Pipeline. We believe this transaction enhances our ability to efficiently transport California-produced crude oil to higher-value markets, while increasing operational flexibility and flow assurance across our portfolio.

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

Global oil prices were volatile during the first nine months of 2026. Oil prices decreased slightly during the third quarter of 2026 as Middle East exports increased and hopes for a permanent ceasefire developed but ultimately faltered. Prices increased toward the end of the third quarter as renewed military strikes on energy infrastructure in the Middle East heightened concerns about oil supply disruptions. We expect oil prices to remain volatile as these geopolitical circumstances continue to evolve. Refer to Results of Our Oil and Natural Gas Operations, Production, Prices and Realizations below for information on our realized prices.

The following table presents the average daily benchmark prices for oil and natural gas during the periods presented:

	Three months ended		Nine months ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
Brent oil ($/Bbl)	$91.36	$96.87	$88.71	$69.94
WTI oil ($/Bbl)	$85.79	$92.79	$83.50	$66.70
NYMEX Henry Hub ($/MMBtu)	$2.96	$2.90	$3.63	$3.39

Supply Chain and Inflation

We continued to experience relatively flat pricing from our suppliers during the first nine months of 2026 compared to the prior year. However, high fuel costs are adversely impacting transportation and equipment prices, and high oil prices are impacting oil-based products such as chemicals and lubricants. We expect these prices to impact our full year 2026 costs by approximately $10 million. We also expect higher energy prices to continue to affect our results in 2027.

Marketing Arrangements

In May 2026, we were informed by a pipeline operator that the volume of crude oil we were allowed to transport on a pipeline segment was being pro-rated along with other shippers due to capacity constraints. During the three months ended September 30, 2026, we continued to experience a reduction in available capacity on this pipeline segment. We used alternative routes to transport affected production to market, which resulted in lower realizations and higher transportation costs. In addition, our crude oil inventory was reduced to normal operating levels following an inventory build in the preceding three-month period.

In August 2026, we filed a complaint with the California Public Utilities Commission (CPUC) disputing the ability of the pipeline operator to pro-rate our nominations under the applicable tariff. We cannot predict the timing or outcome of this proceeding. Until this matter is resolved or additional transportation capacity becomes available, we expect reduced capacity on this pipeline segment to continue to negatively impact our realizations and transportation costs.

In the first six months of 2026, two counterparties made force majeure claims that continued to affect pricing and offtake commitments during the three months ended September 30, 2026. In October 2026, we settled our dispute with one of these counterparties with an effective date of September 1, 2026. We do not expect this settlement to materially affect our future price realizations or volumes sold. We continue to dispute the validity of the force majeure claim made by the other counterparty and expect to submit the dispute to arbitration later this year. We cannot predict the timing or outcome of any such arbitration.

Regulatory Updates

Carbon TerraVault I CEQA Litigation

On November 2, 2026, the Kern County Superior Court issued a ruling in litigation brought by a coalition of community and environmental organizations. The litigation challenges Kern County’s certification of the revised environmental impact report (REIR) prepared under CEQA for our Carbon TerraVault I CCS project at our Elk Hills field, and the County’s related approval of the project. The court granted the petition and directed the County to set aside its certification of the REIR and its approval of the project, and to refrain from taking further action to implement the project until a new EIR has been prepared and considered. This REIR underlies our CTV I project and impacts the CEQA analysis for the potential CalCapture project. However, we are developing multiple other CTV projects that do not rely on this REIR.

The ruling is not yet final and remains subject to further proceedings, and its impact on the existing operations at CTV I is uncertain. We intend to aggressively pursue legal actions to protect and advance our CTV I project; however, we can provide no assurances that we will be successful in these efforts. We do not expect the ruling to have a material impact on our results of operations or financial condition.

Regulatory Activity

On October 8, 2026, the Kern County Superior Court issued a tentative ruling in litigation brought by our subsidiary, Aera Energy LLC, together with other industry participants, challenging CalGEM’s denial of certain well stimulation treatment permit applications and its subsequent 2024 rule prohibiting the approval of such permits. The tentative ruling would set aside the challenged permit denials as arbitrary and unsupported, annul the 2024 rule, and remands the denied applications to CalGEM for formal review. The ruling is not a final judgment and remains subject to further proceedings and potential appeal, and we cannot predict the outcome of the matter or its ultimate impact on our operations.

Senate Bill 614 (Carbon Dioxide Pipeline Regulation)

Effective on July 1, 2026, the Office of the State Fire Marshal (OSFM) adopted emergency regulations governing the safe transportation of carbon dioxide in intrastate pipelines pursuant to SB 614. The adoption of these regulations lifted the prior statewide moratorium on the construction and operation of new carbon dioxide pipelines used to transport carbon dioxide to or from carbon capture, removal or sequestration projects, subject to pipeline operators demonstrating compliance with the OSFM standards. Although SB 614 and the new OSFM emergency rules impose significant requirements on new carbon dioxide pipelines, it is still expected to make possible the development of projects that rely on transportation of carbon dioxide from a remote emission source to a sequestration facility.

CCS Project Permitting

As of September 30, 2026, we have nine Class VI UIC permit applications related to our carbon management segment pending with the EPA at various stages of the permitting process. We currently expect the EPA to issue draft permits for certain of these projects by year-end 2026; however, the timing remains uncertain, and we cannot provide assurances as to if or when the permits will be issued.

Statements of Operations Analysis

Our consolidated results of operations include the results of Crimson beginning September 1, 2026, the closing date of the Crimson Acquisition. Our consolidated results of operations include the results of Berry beginning on December 18, 2025, the closing date of the Berry Merger. For more information on the Crimson Acquisition and the Berry Merger, see Part I, Item 1 – Financial Statements, Note 2 Business Combinations. The Berry Merger significantly affected the comparability of our financial results for the three and nine months ended September 30, 2026 as compared to the prior-year comparative periods.

Consolidated Results of Operations

Three months ended September 30, 2026 compared to June 30, 2026

The following table presents our consolidated operating revenues for the periods indicated:

	Three months ended
	September 30, 2026	June 30, 2026

	(in millions)
Oil, natural gas and natural gas liquids sales	$1,002	$1,056
Net (loss) gain from commodity sales derivatives	(675)	205
Revenue from marketing of purchased commodities	40	26
Electricity revenue	46	6
Other revenue	8	4
Total operating revenues	$421	$1,297

Oil, natural gas and natural gas liquids sales — Oil, natural gas and natural gas liquids sales, excluding the effects of cash settlements on our commodity derivative contracts, were $1,002 million for the three months ended September 30, 2026, which was a decrease of $54 million compared to $1,056 million for the three months ended June 30, 2026.

The following table shows changes in oil, natural gas and natural gas liquids sales for the three months ended September 30, 2026 compared to the three months ended June 30, 2026:

	Oil	NGLs	Natural Gas	Total Operations

	(in millions)
Three months ended June 30, 2026	$995	$47	$14	$1,056
Changes in realized prices	(88)	(1)	18	(71)
Changes in production and other	22	1	3	26
Changes in intersegment revenues	—	—	(9)	(9)
Three months ended September 30, 2026	$929	$47	$26	$1,002
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.

Net (loss) gain from commodity sales derivatives — We report gains and losses on our derivative contracts related to sales of our oil and marketing activities in operating revenues. Net loss from commodity sales derivatives was $675 million for the three months ended September 30, 2026 compared to a net gain of $205 million for the three months ended June 30, 2026. The change primarily resulted from the non-cash changes in the fair value of our outstanding commodity derivatives from the positions held at the end of each measurement period. Oil prices significantly increased as of September 30, 2026 compared to June 30, 2026. For instance, the Brent forward curve for the twelve months following September 30, 2026 increased by approximately 23% to $88.39 compared to $71.96 at June 30, 2026. As of September 30, 2026, we have hedges on approximately 65% of our expected oil production for the remainder of 2026 at a weighted average floor price of $64.80.

	Three months ended
	September 30, 2026	June 30, 2026
	(in millions)
Non-cash (loss) gain from commodity sales derivatives	$(554)	$370
Net settlements and premiums	(121)	(165)
Net (loss) gain from commodity sales derivatives	$(675)	$205

Revenue from marketing of purchased commodities — Revenue from marketing of purchased commodities was $40 million for the three months ended September 30, 2026 compared to $26 million for the three months ended June 30, 2026. The increase was mainly related to higher natural gas prices in the three months ended September 30, 2026 compared to the three months ended June 30, 2026.

Electricity revenue — Electricity revenue was $46 million for the three months ended September 30, 2026 compared to $6 million for the three months ended June 30, 2026. The increase was primarily due to higher prices for resource adequacy revenue and sales from electricity delivered to the wholesale market as we ran the Elk Hills power plant at a higher operational capacity in the three months ended September 30, 2026 compared to the three months ended June 30, 2026.

The following table presents our consolidated operating and non-operating expenses and income for the three months ended September 30, 2026 and June 30, 2026.

	Three months ended
	September 30, 2026	June 30, 2026

	(in millions)
Operating expenses
Operating costs	$386	$347
General and administrative expenses	89	97
Depreciation, depletion and amortization	137	131
Taxes other than on income	81	66
Costs related to marketing of purchased commodities	25	15
Electricity generation expenses	11	10
Transportation costs	31	30
Accretion expense	26	27
Net (gain) loss from natural gas purchase derivatives	(1)	5
Measurement period adjustments, net	—	(2)
Other operating expenses, net	43	60
Total operating expenses	828	786
Operating (loss) income	(407)	511

Non-operating income (expenses)
Interest and debt expense, net	(26)	(28)
Loss on early extinguishment of debt	—	(28)
Equity loss from unconsolidated subsidiaries	(1)	(2)
Other non-operating income, net	6	5
(Loss) income before income taxes	(428)	458
Income tax benefit	113	56
Net (loss) income	$(315)	$514

Operating costs — The following table presents our operating costs for the three months ended September 30, 2026 and June 30, 2026:

	Three months ended
	September 30, 2026	June 30, 2026

	(in millions)

Energy operating costs	$123	$87
Gas processing costs	6	6
Non-energy operating costs	257	254
Operating costs	$386	$347

Energy operating costs include costs associated with (i) purchased natural gas used to generate electricity and steam for our operations, (ii) purchased electricity and (iii) the internal generation of electricity used in our operations. Gas processing costs include costs associated with compression, maintenance and other activities needed to run our gas processing facilities at Elk Hills. Non-energy operating costs equal total operating costs less energy operating costs and gas processing costs.

Energy operating costs — Energy operating costs for the three months ended September 30, 2026 were $123 million, which was an increase of $36 million from $87 million for the three months ended June 30, 2026. This increase was primarily due to higher prices for natural gas purchased and used in our steamflood operations.

Non-energy operating costs — Non-energy operating costs for the three months ended September 30, 2026 were $257 million, which was an increase of $3 million from $254 million for the three months ended June 30, 2026 primarily due to higher workover activity, partially offset by lower downhole maintenance activity.

General and administrative expenses — General and administrative (G&A) expenses were $89 million for the three months ended September 30, 2026 compared to $97 million for the three months ended June 30, 2026. The decrease primarily resulted from lower legal and corporate expenses in the three months ended September 30, 2026.

Taxes other than on income — Taxes other than on income were $81 million for the three months ended September 30, 2026 compared to $66 million for the three months ended June 30, 2026. Greenhouse gas expense increased for the three months ended September 30, 2026 due to running the Elk Hills power plant at a higher operational capacity and higher market prices for purchased allowances.

Costs related to marketing of purchased commodities — Costs related to marketing of purchased commodities for the three months ended September 30, 2026 were $25 million, which is an increase of $10 million from $15 million for the three months ended June 30, 2026. The increase in the three months ended September 30, 2026 was due to higher purchased gas prices, partially offset by lower volume activity.

Other operating expenses, net — Other operating expenses, net decreased $17 million to $43 million for the three months ended September 30, 2026 compared to $60 million for the three months ended June 30, 2026. For the three months ended September 30, 2026 and June 30, 2026, other operating expenses, net include the following:

	Three months ended
	September 30, 2026	June 30, 2026
	(in millions)
Carbon management expenses	$10	$7
Transaction and integration costs	3	1
Offshore platforms maintenance and abandonment costs	6	10
Information technology infrastructure	5	4
Exploration expense	—	27
All other	19	11
Total other operating expenses, net	$43	$60

Income taxes – We recorded an income tax benefit of $113 million on $428 million of loss before taxes for the three months ended September 30, 2026, representing an effective tax rate of 26%. We recorded an income tax benefit of $56 million on $458 million of income before taxes for the three months ended June 30, 2026, representing an effective tax rate of (12)% for the period. The tax rate for the three months ended June 30, 2026 reflects a true-up to the annual effective tax rate of 6% from the prior quarter as a result of an increase in the full year projected pre-tax loss and the benefit of income tax credits such as the marginal well credit. The projected full year pre-tax loss is largely due to the effect of the derivative losses. See Part I, Item 1 – Financial Statements, Note 7 Income Taxes.

Nine months ended September 30, 2026 compared to September 30, 2025

The following table presents our consolidated operating revenues for the periods indicated:

	Nine months ended
	September 30, 2026	September 30, 2025

	(in millions)
Oil, natural gas and natural gas liquids sales	$2,963	$2,231
Net (loss) gain from commodity derivatives	(1,318)	140
Revenue from marketing of purchased commodities	107	178
Electricity revenue	63	181
Other revenue	22	15
Total operating revenues	$1,837	$2,745

Oil, natural gas and natural gas liquids sales — Oil, natural gas and natural gas liquids sales, excluding the effects of cash settlements on our commodity derivative contracts, were $2,963 million for the nine months ended September 30, 2026, which was an increase of $732 million compared to $2,231 million for the nine months ended September 30, 2025.

The following table shows changes in oil, natural gas and natural gas liquids sales for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

	Oil	NGLs	Natural Gas	Total Operations

	(in millions)
Nine months ended September 30, 2025	$2,033	$125	$73	$2,231
Changes in realized prices	439	4	(13)	430
Changes in production and other (a)	286	7	1	294
Changes in intersegment revenues	—	—	8	8
Nine months ended September 30, 2026	$2,758	$136	$69	$2,963
Note: See Production for volumes by commodity type and Prices and Realizations for index and realized prices for comparative periods.
(a)The increase in production primarily relates to the addition of the Berry fields on December 18, 2025. See Part I, Item 1 – Financial Statements, Note 2 Business Combinations for additional information.

Net (loss) gain from commodity derivatives – We report gains and losses on our derivative contracts related to sales of our produced oil and marketing activities in operating revenue. Net loss from commodity derivatives was $1,318 million for the nine months ended September 30, 2026 compared to a net gain of $140 million for the nine months ended September 30, 2025. The change primarily resulted from payments to settle commodity derivative contracts and the non-cash changes in the fair value of our outstanding commodity derivatives from the positions held at the end of each measurement period. Gains and losses from our commodity derivative contracts are shown in the table below:

	Nine months ended
	September 30, 2026	September 30, 2025

	(in millions)
Non-cash (loss) gain from commodity sales derivatives	$(976)	$130
Net settlements and premiums	(342)	10
Net (loss) gain from commodity sales derivatives	$(1,318)	$140

Revenue from marketing of purchased commodities — Revenue from marketing of purchased commodities was $107 million for the nine months ended September 30, 2026, which was a decrease of $71 million from $178 million during the nine months ended September 30, 2025. The decrease was primarily the result of lower natural gas prices and volumes in 2026 compared to 2025. Additionally, we had lower crude oil volumes purchased and used for blending in the nine months ended September 30, 2026 compared to 2025.

Electricity revenue — Electricity revenue decreased to $63 million for the nine months ended September 30, 2026 compared to $181 million for the nine months ended September 30, 2025. This decrease was primarily a result of lower pricing from resource adequacy contracts in 2026 compared to the prior year period.

The following table presents our consolidated operating and non-operating expenses and income for the nine months ended September 30, 2026 and September 30, 2025.

	Nine months ended
	September 30, 2026	September 30, 2025

	(in millions)
Operating expenses
Operating costs	$1,098	$927
General and administrative expenses	292	238
Depreciation, depletion and amortization	401	382
Asset impairment	—	2
Taxes other than on income	214	187
Costs related to marketing of purchased commodities	63	135
Electricity generation expenses	26	26
Transportation costs	87	59
Accretion expense	80	85
Net loss on natural gas purchase derivatives	28	24
Measurement period adjustments, net	(2)	1
Other operating expenses, net	157	127
Total operating expenses	2,444	2,193
Loss on asset divestitures	—	(1)
Operating (loss) income	(607)	551

Non-operating (expenses) income
Interest and debt expense, net	(83)	(77)
Loss on early extinguishment of debt	(49)	(1)
Loss from investment in unconsolidated subsidiaries	(5)	(3)
Other non-operating income (expenses), net	14	9
(Loss) income before income taxes	(730)	479
Income tax benefit (provision)	218	(128)
Net (loss) income	$(512)	$351

Operating costs — The following table presents our operating costs for the nine months ended September 30, 2026 and September 30, 2025.

	Nine months ended
	September 30, 2026	September 30, 2025

	(in millions)
Energy operating costs	$320	$273
Gas processing costs	17	15
Non-energy operating costs	761	639
Operating costs	$1,098	$927

Energy operating costs — Energy operating costs for the nine months ended September 30, 2026 were $320 million, which was an increase of $47 million from $273 million for the nine months ended September 30, 2025. The increase is primarily related to the addition of the Berry fields for the full nine months of 2026 compared to the same prior year period. Excluding Berry, energy operating costs decreased due to lower prices of natural gas purchased and used in our steamflood operations for the nine months ended September 30, 2026.

Non-energy operating costs — Non-energy operating costs for the nine months ended September 30, 2026 were $761 million, which was an increase of $122 million from $639 million for the nine months ended September 30, 2025. The increase is primarily related to the operation of the Berry fields for the full nine months of 2026 compared to the same prior year period. In addition, we had higher downhole maintenance activity and compensation-related expenses during the nine months ended September 30, 2026 compared to the same prior year period. These increases were partially offset by a decrease in workover activity and lower surface operations maintenance activity.

General and administrative expenses — General and administrative (G&A) expenses were $292 million for the nine months ended September 30, 2026 compared to $238 million for the nine months ended September 30, 2025, which was an increase of $54 million. The increase was primarily due to additional compensation-related expense and other corporate expenses resulting from the Berry Merger. We also had higher legal costs in the nine months ended September 30, 2026 compared to the same prior year period.

Depreciation, depletion and amortization — Depreciation, depletion and amortization for the nine months ended September 30, 2026 was $401 million compared to $382 million during the nine months ended September 30, 2025. The increase was the result of a higher carrying value for our property, plant and equipment and higher production volumes as a result of the Berry Merger.

Taxes other than on income — Taxes other than on income for the nine months ended September 30, 2026 were $214 million, which is an increase of $27 million from $187 million for the nine months ended September 30, 2025. This increase was a result of higher greenhouse gas expense, production taxes and ad valorem taxes related to the Berry assets following the completion of the Berry Merger.

Costs related to marketing of purchased commodities — Costs related to marketing of purchased commodities were $63 million for the nine months ended September 30, 2026, which was a decrease of $72 million from $135 million for the nine months ended September 30, 2025. The decrease primarily related to lower natural gas prices and lower crude oil volumes purchased for blending in the nine months ended September 30, 2026 compared to 2025.

Transportation costs — Transportation costs for the nine months ended September 30, 2026 were $87 million which was an increase of $28 million from $59 million for the nine months ended September 30, 2025. The increase in transportation costs was primarily a result of additional trucking costs due to constraints from pipeline closures and a dispute with a pipeline operator. See Marketing Arrangements above for more information on the dispute with a pipeline operator. In addition, transportation costs increased in 2026 as a result of incremental production related to the Berry Merger.

Other operating expenses, net — Other operating expenses, net increased $30 million to $157 million for the nine months ended September 30, 2026 compared to $127 million for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026 and 2025, other operating expenses, net include the following:

	Nine months ended
	September 30, 2026	September 30, 2025

	(in millions)
Carbon management expenses(a)	$22	$42
Transaction and integration costs	7	10
Severance and termination costs	23	8
Litigation and settlement related expenses(b)	—	26
Offshore platforms maintenance and abandonment costs	26	7
Information technology infrastructure	11	11
Environmental remediation and restoration costs	9	3
Exploration expense	27	1
All other	32	19
Other operating expenses, net	$157	$127
(a)See Results of our Carbon Management Segment below for more information on our carbon management expenses for the periods presented.
(b)See Part I, Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies for more information on a $25 million payment we made to CalGEM during the nine months ended September 30, 2025.

Loss on early extinguishment of debt – Loss on early extinguishment of debt was $49 million for the nine months ended September 30, 2026, which included $40 million of premiums paid and $9 million of write-offs of unamortized debt issuance costs net of unamortized premium. Loss on early extinguishment of debt was $1 million for the nine months ended September 30, 2025 for the write-off of unamortized debt issuance costs.

Income taxes – The income tax benefit for the nine months ended September 30, 2026 was $218 million (representing an effective tax rate of 30%), compared to a provision of $128 million (representing an effective tax rate of 27%) for the nine months ended September 30, 2025. See Part I, Item 1 – Financial Statements, Note 7 Income Taxes for additional information on our income taxes.

For financial information related to our subsidiaries designated as Unrestricted Subsidiaries under the 2034 Senior Notes Indenture and 2035 Senior Notes Indenture, see Part I, Item 1 – Financial Statements, Note 15 Condensed Consolidating Financial Information.

Results of Our Oil and Natural Gas Operations

The following table includes financial results and key operating data for our oil and natural gas segment for the periods presented.

	Three months ended		Nine months ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025

	(in millions, except as otherwise stated)
Production and oil and natural gas segment financial data
Net production sold (MBoe/d)	152	149	152	138
Total operating revenues	$1,017	$1,063	$3,000	$2,272
Segment profit	$360	$427	$1,071	$642

Items affecting comparability:
Net loss on asset divestitures(a)	$—	$—	$—	$(1)

Key operating expenses per Boe
Operating costs	$28.09	$25.91	$26.94	$25.11
Operating costs, after hedges on purchased natural gas	$28.96	$27.80	$28.15	$25.68
General and administrative expenses(b)	$0.93	$1.33	$1.30	$0.80
Depreciation, depletion and amortization(c)	$9.15	$9.08	$9.15	$9.68
Taxes other than on income	$5.07	$4.28	$4.56	$4.16
(a)Net loss on asset divestitures for the nine months ended September 30, 2025 related to the sale of oil and gas assets located in Ventura.
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

	Three months ended		Nine months ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025
Oil (MBbl/d)
San Joaquin Basin	93	93	94	83
Los Angeles Basin	16	15	16	17
Uinta Basin(a)	2	3	3	—
Other Basins	10	9	9	9
Total	121	120	122	109
NGLs (MBbl/d)
San Joaquin Basin	10	10	10	10
Other Basins	1	—	—	—
Total	11	10	10	10
Natural gas (MMcf/d)
San Joaquin Basin	101	93	96	100
Los Angeles Basin	1	1	1	1
Sacramento Basin	10	10	10	12
Uinta Basin(a)	9	9	9	—
Other Basins	2	2	2	2
Total	123	115	118	115

Total Net Production Sold (MBoe/d)	152	149	152	138
(a)Production volumes from our Uinta basin assets are included in our net production sold until the closing of the Uinta Basin Divestiture. Refer to Part I, Item 1 – Financial Statements, Note 8 Assets Held for Sale for more information.

Total average net production sold increased by 3 MBoe/d to 152 MBoe/d for the three months ended September 30, 2026 compared to 149 MBoe/d for the three months ended June 30, 2026. The increase was primarily a result of the sale of our crude oil inventory accumulated during the prior quarter and drilling and workover activity, partially offset by natural decline. Additionally, our production-sharing contracts (PSCs), which are described below, positively impacted our net oil production by 1 MBoe/d in the three months ended September 30, 2026 compared to the three months ended June 30, 2026.

Total average net production sold increased to 152 MBoe/d for the nine months ended September 30, 2026 compared to 138 MBoe/d for the nine months ended September 30, 2025. The increase included 21 MBoe/d related to the addition of the Berry properties. Excluding the impact of Berry production, our production decreased as a result of natural production decline, partially offset by increased production from drilling and workover activity. Our PSCs, which are described below, negatively impacted our net oil production by 1 MBoe/d in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

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

Prices and Realizations

The following table sets forth the average realized prices and price realizations (as a percentage of average Brent, WTI and NYMEX Henry Hub, as applicable) for the commodities we sell in the periods presented:

	Three months ended
	September 30, 2026		June 30, 2026
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$91.36		$96.87

Realized price without derivative settlements	$83.42	91%	$91.55	95%
Derivative settlements	(10.96)		(15.12)
Realized price with derivative settlements	$72.46	79%	$76.43	79%

WTI	$85.79		$92.79

Realized price without derivative settlements	$83.42	97%	$91.55	99%
Realized price with derivative settlements	$72.46	84%	$76.43	82%

Natural Gas Liquids ($ per Bbl)
Realized price (% of Brent)	$48.57	53%	$49.62	51%
Realized price (% of WTI)	$48.57	57%	$49.62	53%

Natural gas
NYMEX Henry Hub ($/MMBtu)	$2.96		$2.90

Realized price ($/Mcf)	$3.52	119%	$1.84	63%

	Nine months ended
	September 30, 2026		September 30, 2025
	Price	Realization	Price	Realization
Oil ($ per Bbl)
Brent	$88.71		$69.94

Realized price without derivative settlements	$83.08	94%	$68.34	98%
Derivative settlements	(10.32)		0.27
Realized price with derivative settlements	$72.76	82%	$68.61	98%

WTI	$83.50		$66.70

Realized price without derivative settlements	$83.08	99%	$68.34	102%
Realized price with derivative settlements	$72.76	87%	$68.61	103%

Natural Gas Liquids ($ per Bbl)
Realized price (% of Brent)	$47.70	54%	$46.10	66%
Realized price (% of WTI)	$47.70	57%	$46.10	69%

Natural gas
NYMEX Henry Hub ($/MMBtu)	$3.63		$3.39

Realized price ($/Mcf)	$2.99	82%	$3.46	102%

Oil — Brent crude oil prices for the three and nine months ended September 30, 2026 were volatile as a result of the conflict in the Middle East, the conflict between Russia and Ukraine, and the potential for cessation of hostilities or, alternatively, escalation in each. Our oil realizations for the three and nine months ended September 30, 2026 were negatively impacted by a dispute with a pipeline operator and certain counterparty force majeure claims. See Marketing Arrangements above for more information.

NGLs — Realized prices on natural gas liquids during the three months ended September 30, 2026 decreased compared to the three months ended June 30, 2026 due to seasonal demand. Prices for natural gas liquids during the nine months ended September 30, 2026 were higher than the prior year although liquids prices failed to keep pace with crude oil prices. California NGLs maintained a premium to the broader North American NGL market.

Natural Gas — North American natural gas prices for the three months ended September 30, 2026 were slightly higher compared to the three months ended June 30, 2026 due to strong seasonal demand. Our prices for the three months ended September 30, 2026 rebounded sharply as the west and southwest experienced warmer-than-normal temperatures and take-away capacity in key production regions provided out-of-state gas supplies with alternative markets to California.

Natural gas prices increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as stronger winter and summer demand outpaced materially larger natural gas production. Our realized natural gas prices for the nine months ended September 30, 2026 were lower compared to the prior year as abundant out-of-state production and elevated storage inventory levels impacted prices.

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

The following table includes results for our carbon management segment for the periods presented.

	Three months ended		Nine months ended
	September 30,	June 30,	September 30,	September 30,
	2026	2026	2026	2025

	(in millions)		(in millions)
Segment operating revenues	$2	$1	$3	$—
Segment loss	$(14)	$(13)	$(39)	$(66)
Carbon management expenses	$10	$7	$22	$42
Segment general and administrative expenses	$—	$2	$5	$10
Loss from investment in the Carbon TerraVault JV	$1	$2	$4	$4

Carbon management expenses were slightly higher for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 as a result of higher easement costs.

Carbon management expenses decreased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 as a result of lower easement costs, compensation-related costs and preliminary development expenses.

Liquidity and Capital Resources

Liquidity

Our primary sources of liquidity and capital resources are cash flows from operations, available cash and cash equivalents, proceeds from the 2034 Senior Notes and 2035 Senior Notes and available borrowing capacity under our Revolving Credit Facility. We consider our low leverage and ability to control costs to be a core strength and strategic advantage, which we are focused on maintaining. Our primary uses of operating cash flow for the three and nine months ended September 30, 2026 were for capital investments, payment of dividends, repurchases of our common stock and costs related to the redemption of our 8.250% senior unsecured notes due 2029 (2029 Senior Notes).

The following table summarizes our liquidity:

September 30, 2026
(in millions)
Available cash and cash equivalents(a)	$35
Revolving Credit Facility:
Borrowing capacity	$1,460
Outstanding letters of credit	(180)
Availability	$1,280

Liquidity	$1,315
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

Revolving Credit Facility

In October 2026, we entered into the tenth amendment to our Revolving Credit Facility to, among other things, extend the maturity date to March 2030, increase the elected commitments of our lenders to $1.47 billion, re-affirm our borrowing base at $1.5 billion, and implement certain other technical amendments. See Part I, Item 1 – Financial Statements, Note 16 Subsequent Events for more information.

Senior Notes

See Part I, Item 1 – Financial Statements, Note 4 Debt for more information on our 2029 Senior Notes, 2034 Senior Notes and 2035 Senior Notes.

Share Repurchase Program

See Part I, Item 1 – Financial Statements, Note 10 Stockholders' Equity for more information on our Share Repurchase Program.

Dividends

See Part I, Item 1 – Financial Statements, Note 10 Stockholders' Equity for more information on our dividends. See Part I, Item 1 – Financial Statements, Note 16 Subsequent Events for information on a dividend declared in November 2026.

Capital Program

The amounts in the table below reflect components of our capital investment for the periods indicated. The amounts related to carbon management projects do not include amounts funded by Brookfield through the Carbon TerraVault JV, such as drilling injection and monitoring wells at our 26R reservoir. With respect to oil and natural gas development, we ran an average of 5 drilling rigs in California during the three months ended September 30, 2026. We expect to enter 2027 with 6 rigs in California.

	Nine months ended September 30, 2026	Estimated Capital for the three months ended December 31, 2026
(in millions)
Oil and natural gas	$416	$110 - $125
Carbon management	16	$0 - $2
Corporate and other	6	$0 - $3
Total capital	$438	$110 - $130

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

Unless otherwise indicated, we use the term “hedge” to describe derivative instruments that are designed to achieve our hedging requirements and program goals, even though they are not accounted for as cash-flow or fair-value hedges. We did not have any commodity derivatives designated as accounting hedges as of and during the nine months ended September 30, 2026. See Part I, Item 1 – Financial Statements, Note 6 Derivatives for further information on our derivatives and a summary of our open derivative contracts as of September 30, 2026 and Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 Debt in our 2025 Annual Report for information on the hedging requirements included in our Revolving Credit Facility.

Cash Flow Analysis

Cash flows from operating activities — For the nine months ended September 30, 2026, our operating cash flow increased by $37 million to $667 million from $630 million in the same period in 2025. This increase in operating cash flow was primarily driven by changes in working capital.

Oil production during the nine months ended September 30, 2026 as compared to the same period in 2025 increased 13 MBbl/d from 109 MBbl/d to 122 MBbl/d as a result of the Berry Merger. Revenue increased as a result of the increases in production from the Berry Merger and higher average realized prices after derivative settlements. Average realized prices after derivative settlements for oil increased by $4.15 per barrel to $72.76 in the nine months ended September 30, 2026 from $68.61 in the same prior year period. Our derivative settlements and premiums paid for the nine months ended September 30, 2026 were $392 million, which was an increase of $380 million from $12 million in the same prior year period. Further, as a result of the Berry Merger, we experienced higher operating costs, employee costs, well abandonment costs, production taxes and greenhouse gas taxes during the nine months ended September 30, 2026 as compared to the same prior year period.

Cash flows used in investing activities — The following table provides a comparative summary of net cash used in investing activities:

	Nine months ended September 30,
	2026	2025

	(in millions)
Capital investments	$(438)	$(202)
Changes in accrued capital investments	(25)	(10)
Proceeds from asset divestitures	—	2
Purchase of a business, net of cash acquired	(68)	—
Asset acquisitions	(5)	—
Distribution from unconsolidated subsidiary	10	—
Other, net	(8)	(7)
Net cash used in investing activities	$(534)	$(217)

Cash flows used in financing activities — The following table provides a comparative summary of net cash used in financing activities:

	Nine months ended September 30,
	2026	2025

	(in millions)
Proceeds from Revolving Credit Facility	$1,194	$150
Repayments of Revolving Credit Facility	(1,194)	(150)
Proceeds from 2034 Senior Notes, net	347	—
Proceeds from 2035 Senior Notes, net	543	—
Repurchases of common stock(a)	(40)	(352)
Common stock dividends	(108)	(102)
Dividend equivalents on equity-settled awards	(2)	(1)
Issuance of common stock	—	2
Redemption of 2026 Senior Notes	—	(123)
Redemption of 2029 Senior Notes	(940)	—
Debt issuance costs	(4)	(1)
Shares cancelled for taxes	(13)	(12)
Net cash used in financing activities	$(217)	$(589)
(a)The total value of shares purchased includes excise taxes, which are generally paid in the year following the share repurchase. Commissions paid on share repurchases were not significant in all periods presented.

For the nine months ended September 30, 2026, our cash flow used in financing activities was $217 million compared to $589 million in the same period in 2025. In the nine months ended September 30, 2026, we completed the issuance of our 2035 Senior Notes, an add-on to our 2034 Senior Notes and redeemed all of our outstanding 2029 Senior Notes. In the nine months ended September 30, 2025, we repurchased $352 million of our common stock and redeemed $123 million of our 2026 Senior Notes.

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
•the ability to successfully execute integration efforts in connection with the Crimson Acquisition, the Berry Merger, and achieve projected synergies and ensure that such synergies are sustainable;
•the ability to successfully close the divestiture of our Uinta assets;
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
•refinery closures and changes in pipeline transportation or storage capacity and their impact on future production, revenues and realizations;
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
•our ability to successfully identify, develop and finance carbon capture, transportation and storage projects, power projects and other renewable energy efforts, including those in connection with the Carbon TerraVault JV, and our ability to convert our MOUs and CDMAs to definitive agreements and enter into other offtake agreements;
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
•ability to enter into desirable transactions, including joint ventures, divestitures of oil and natural gas properties and real estate, and acquisitions, and our ability to achieve any expected synergies;
•disruptions due to earthquakes, forest fires, floods, extreme weather events or other natural occurrences, accidents, mechanical failures, power outages, transportation or storage constraints, labor difficulties, cybersecurity breaches or attacks or other catastrophic events;
•pandemics, epidemics, outbreaks, or other public health events, such as the COVID-19 pandemic;
•transaction costs;
•unknown liabilities; and
•other factors discussed in Part I, Item 1A – Risk Factors of our 2025 Annual Report.

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

Item 3Quantitative and Qualitative Disclosures About Market Risk

For the three and nine months ended September 30, 2026, there were no material changes to market risks, other than as noted below, from the information provided under Item 305 of Regulation S-K included under the caption Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the 2025 Annual Report.

Commodity Price Risk

Our financial results are sensitive to fluctuations in oil, NGL and natural gas prices. Increases in commodity prices generally result in higher revenues from commodity sales, while increases in natural gas prices also result in higher operating costs. These commodity price changes also impact the volume changes under our PSCs. We maintain a commodity hedging program focused on hedging crude oil sales and natural gas purchases to help protect our cash flows, margins and capital program from the volatility of commodity prices. As of September 30, 2026, we had a net liability of $699 million for our commodity derivative positions which are carried at fair value. We estimate that a $10/bbl increase in Brent oil forward prices could increase our settlement payments by $71 million for the remainder of 2026, limiting our upside. We estimate that a $10/bbl decrease in Brent oil forward prices could decrease our settlement payments by $70 million for the remainder of 2026, negating the downside price movements for hedged volumes.

As of September 30, 2026, we have hedges on approximately 65% of our expected oil production for the remainder of 2026 at a weighted average floor price of $64.80. As of September 30, 2026, our hedges for purchased natural gas approximate 58% of our expected fuel use in oil and natural gas operations for the remainder of 2026 at a fixed price of $4.23.

For more information on our derivative positions as of September 30, 2026, refer to Part I, Item 1 – Financial Statements, Note 6 Derivatives.

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

We regularly review risks related to concentration of counterparty credit risk and seek to manage those risks to the extent practicable. For the nine months ended September 30, 2026, we had two customers in our oil and gas segment that collectively accounted for 51% of our sales (before the effects of hedging), including a single customer that represented 41% of sales. Oil accounted for approximately 80% of our production during the nine months ended September 30, 2026 and nearly all of our oil sales were to refineries in California. Trade receivables for substantially all of our commodities are collected within 30 to 60 days following the month of delivery.

For derivative instruments entered into as part of our hedging program, we are subject to counterparty credit risk to the extent the counterparty is unable to meet its settlement commitments. We have netting arrangements with each of our derivative counterparties, which allow us to net our settlement payments for the same commodity with the same counterparty. Therefore, our loss is limited to the net amount due from a defaulting counterparty. As of September 30, 2026, the majority of our credit exposure was with investment-grade counterparties. We believe exposure to counterparty credit-related losses related to our business at September 30, 2026 was not material and losses associated with counterparty credit risk have been insignificant for all periods presented.

Interest-Rate Risk

Changes in interest rates may affect the amount of interest we pay on variable rate debt, in particular any borrowings under our Credit Agreement. We had no variable-rate debt outstanding as of September 30, 2026. Our 2034 Senior Notes bear interest at a fixed rate of 7.000% per annum. Our 2035 Senior Notes bear interest at a fixed rate of 7.250% per annum.

Item 4Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer supervised and participated in management's evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1Legal Proceedings

For additional information regarding legal proceedings, see Part I, Item 1 – Financial Statements, Note 5 Lawsuits, Claims, Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q, Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Lawsuits, Claims, Commitments and Contingencies in this Form 10-Q, and Part I, Item 3, Legal Proceedings in our 2025 Annual Report.

Item 1A     Risk Factors

We are subject to various risks and uncertainties in the course of our business. A discussion of such risks and uncertainties may be found under the heading Risk Factors in our 2025 Annual Report. There were no material changes to those risk factors during the three months ended September 30, 2026.

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

Our share repurchase activity for the three months ended September 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(a)
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	103,069	$52.93	103,069	—
September 1, 2026 - September 30, 2026	456,757	$53.61	456,757	—
Total	559,826	$53.48	559,826	$—
(a)The total value of shares that may yet be purchased under the Share Repurchase Program totaled $570 million as of September 30, 2026.

Item 5     Other Disclosures

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1*, **
Tenth Amendment to the Amended and Restated Credit Agreement, entered into effective as of October 29, 2026, by and among California Resources Corporation, as the Borrower, the several lenders from time to time parties thereto and Citibank, N.A., as Administrative Agent.

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

CALIFORNIA RESOURCES CORPORATION

DATE:	November 3, 2026	/s/ Michael S. Helm
Michael S. Helm
Vice President Finance and Controller
(Principal Accounting Officer)